Form 10-Q
period 2021-06-30
AxonPrime Infrastructure Acquisition Corp
filed 2021-09-27
CIK 1857662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number 001-40740

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-3116385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 E. 56th St., 30th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 479-2000
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one warrant	APMIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	APMI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	APMIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of September 23, 2021, there were 19,312,500 shares of the registrant’s common stock outstanding, consisting of 15,000,000 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock outstanding.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED BALANCE SHEET
AS OF JUNE 30, 2021
(Unaudited)

ASSETS
Deferred offering costs	$69,720
Total assets	$69,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$46,650
Total current liabilities	46,650

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding (1) (2)	431
Additional paid in capital	24,569
Accumulated deficit	(1,930)
Total stockholders’ equity	23,070
Total liabilities and stockholders’ equity	$69,720

(1)	Includes an aggregate of up to 562,500 Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 8).

(2)
On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (See Note 5 and Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

For the period from April 1, 2021 (inception) through June 30, 2021
Formation costs and other operating expenses	$1,930
Net loss	$(1,930)
Weighted average common stock, basic and diluted (1) (2)	3,750,000
Basic and diluted net loss per common stock	$—

(1)	Includes an aggregate of up to 562,500 Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 8).

(2)
On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (See Note 5 and Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Class B		Additional		Total
	Common Stocks		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – April 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to sponsor (1) (2)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(1,930)	(1,930)
Balance – June 30, 2021	4,312,500	$431	$24,569	$(1,930)	$23,070

(1)	Includes an aggregate of up to 562,500 Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 8).

(2)
On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (See Note 5 and Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

Cash flow from operating activities:
Net loss	$(1,930)
Changes in operating assets and liabilities:
Accrued expenses	1,930
Net cash used in operating activities	—
Net change in cash	—
Cash at the beginning of the period	—
Cash at the end of the period	$—
Non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$44,720
Deferred offering costs paid by sponsor in exchange for issuance of Class B common stock	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

AxonPrime Infrastructure Acquisition Corporation (the “Company”) is a blank check company incorporated in the State of Delaware on April 1, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is AxonPrime Infrastructure Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on August 12, 2021. On August 17, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3.

Additionally, certain institutional anchor investors (the “Institutional Anchor Investors”) that are not affiliated with the Company, the Sponsor, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 12,790,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $127,900,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $5,000,000, which is described in Note 4. Substantially concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 66,666 Private Placement Warrants to the Institutional Anchor Investors for $100,000.

The Institutional Anchor Investors also purchased 650,000 shares of Class B common Stock (“Founder Shares”) from the Sponsor at the original purchase price of $0.003 per share (see Note 5). The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as provided in the Company’s final prospectus, dated August 12, 2021, as filed with the SEC on August 16, 2021 (“Final Prospectus”).

Transaction costs amounted to $8,703,625, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $453,625 of other offering costs. In addition, at August 17, 2021, cash of $2,000,240 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on August 17, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination pursuant to the proxy solicitation rules of the SEC or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company will be required to seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company conducts redemptions of the Public Shares in connection with a Business Combination pursuant to the proxy solicitation rules in conjunction with a shareholder meeting instead of pursuant to the tender offer rules, the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that, a public stockholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A common stock are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company is unable to conduct redemptions pursuant to the proxy solicitation rules as described above, the Company will, pursuant to its Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor, officers, directors, and advisors have agreed (a) to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company is unable to conduct redemptions pursuant to the proxy solicitation rules) or a vote to amend the provisions of the Certificate of Incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and the Company’s officers, directors and advisors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Institutional Anchor Investors have agreed to (a) vote any Founder Shares held by them in favor of the Company’s initial business combination, (b) subject any Founder Shares and Private Placement Warrants, if applicable, held by them to substantially the same transfer restrictions as the Founder Shares and Private Placement Warrants, respectively, held by the Sponsor and the officers and directors described above and (c) waive any right, title, interest or claim of any kind in or to any monies held in the trust account (including applicable redemption rights or rights to liquidating distributions), or any other asset of the Company as a result of any liquidation of the company, with respect to any Founder Shares held by them.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit $10.00.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from April 1, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Final Prospectus and the Form 8-K filed by the Company with the SEC on August 16, 2021 and August 25, 2021, respectively.

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes (see Note 1). Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the period from April 1, 2021 (inception) through June 30, 2021.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding common shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 5 and Note 8). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering will be charged to temporary equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities will be expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common shares issued will be charged to temporary equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company will account for warrants for shares of the Company’s Class A common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On August 17, 2021, the Company sold 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs totaling $8,703,625, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $453,625 of other offering costs. Each Unit consists of one of the Company’s Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

Additionally, certain Institutional Anchor Investors that are not affiliated with the Company, the Sponsor, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 12,790,000 Units at the offering price of $10.00 per Unit.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 3,333,333 Private Placement Warrants at a price of $1.50 per warrant, generating total proceeds of $5,000,000 to the Company. Substantially, concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 66,666 Private Placement Warrants to the Institutional Anchor Investors for $100,000.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 9, 2021, one of the Company’s founders paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B common stock, par value $0.0001 (the “Founder Shares”). Subsequently, on April 19, 2021, all Founder Shares were assigned to the Sponsor. On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Also on July 6, 2021, the Sponsor transferred an aggregate of 25,000 Founder Shares to each of the Company’s independent director nominees (75,000 shares in total) at their original issue price. Up to 562,500 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised.

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) following the completion of an initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

In connection with the closing of the Initial Public Offering, the Sponsor sold 650,000 shares of Class B common stock (“Founder Shares”) to the Institutional Anchor Investors at the original purchase price of $0.003 per share.

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, the Company has not drawn on the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there was no written agreement in place for the Working Capital Loans.

Administrative Services Agreement

Commencing on the date the Company’s securities are first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the closing date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriter were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,000,000 (or $3,450,000 if the over-allotment option in exercised in full). In addition, the underwriter will be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $5,250,000 (or $6,037,500 if the over-allotment option in exercised in full). The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. WARRANTS

The Company will account accounted for the 8,333,333 warrants to be issued in connection with the Initial Public Offering (5,000,000 Public Warrants and 3,333,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of June 30, 2021, there were no warrants outstanding.

Warrants— Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of public warrants when the price per Class A common stock equals or exceeds $18.00. Once the public warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and

●
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by us, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●
at a price of $0.10 per warrant provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to the table set forth under “Description of Securities — Warrants — Public Stockholders’ Warrants” in the Final Prospectus based on the redemption date and the “fair market value” of the Class A common stock (as defined below) except as otherwise described in “Description of Securities — Warrants — Public Stockholders’ Warrants”;

●	upon a minimum of 30 days’ prior written notice of redemption;

●
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company will send the notice of redemption to the warrant holders;

●
if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given; and

●
if, and only if, the last reported sale price of the Company’s Class A common stock is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like), the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants included in the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares preferred stock, of par value $0.0001 per share. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue up to 50,000,000 shares of Class B common stock, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding. This number includes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

On April 9, 2021, one of the Company’s founders purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On April 19, 2021, the founder shares were assigned to the Company’s sponsor for the same purchase price that was initially paid by one of the Company’s founders.

On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Of the 4,312,500 shares of Class B common stock, an aggregate of 562,500 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares and assuming the initial stockholders do not purchase any Class A common stock in the Initial Public Offering).

On July 6, 2021, the Sponsor transferred an aggregate of 25,000 shares of Class B common stock to each of the Company’s independent director nominees (75,000 shares in total) at their original purchase price.

On August 17, 2021, the Institutional Anchor Investors also purchased 650,000 shares of Class B common Stock (“Founder Shares”) from the Sponsor at the original purchase price of $0.003 per share. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as provided in the Final Prospectus.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

The Company may issue additional common stock or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

NOTE 9. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2021 through the date these unaudited condensed financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below.

On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Of the 4,312,500 shares of Class B common stock, an aggregate of 562,500 shares are subject to forfeiture. On July 6, 2021, the Sponsor transferred an aggregate of 25,000 shares of Class B common stock to each of the Company’s independent director nominees (75,000 shares in total) at their original purchase price. On August 17, 2021, the Institutional Anchor Investors also purchased 650,000 shares of Class B common Stock from the Sponsor at the original purchase price of $0.003 per share.

On August 17, 2021, the Company consummated the Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000. Additionally, certain Institutional Anchor Investors that are not affiliated with the Company, the Sponsor, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 12,790,000 of Units generating gross proceeds of $127,900,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,333,333 Private Placement Warrants, generating gross proceeds of $5,000,000. Substantially with the closing of the Private Placement Warrants, the Sponsor sold an aggregate of 66,666 Private Placement Warrants to the Institutional Anchor Investors for $100,000.

Additionally, as of the IPO date, the Company has also drawn approximately $69,000 from the Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions, and actual results, events or performance may be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, plans or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and Final Prospectus for the Company’s initial public offering (“IPO”) filed with the SEC. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company formed under the laws of the State of Delaware on April 1, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (the “Business Combination”) with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of our IPO, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2021, we had no cash and deferred offering costs of $45,000. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. Following our IPO, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of our IPO.

Liquidity and Capital Resources

Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from the sale of the Class B common stock (the “founder shares”) to our initial stockholders and up to $300,000 in loans from our Sponsor under an unsecured promissory note. As of the IPO date of August 17, 2021, the Company had drawn approximately $69,000 from the promissory note.

The registration statement for our IPO was declared effective on August 12, 2021. On August 17, 2021 we consummated our IPO of 15,000,000 units (the “Units”) at $10.00 per share. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Certain investment funds managed by affiliates of the Sponsor purchased an aggregate of 1,500,000 Units in the IPO. Additionally, certain institutional investors and qualified institutional buyers (the “Institutional Anchor Investors”) that are not affiliated with us, our Sponsor, or our officers, directors, or any member of the Company’s management purchased an aggregate of $127,900,000 of Units. The IPO generated net proceeds of $146,466,375 and offering costs of $8,783,625, which includes $3,000,000 of underwriting fees, $5,250,000 in deferred underwriting commissions, $453,625 of other offering costs, and an estimated additional $80,000 in other offering expenses that will be paid (or net proceeds of $141,216,375 giving effect to deferred underwriting commissions). No payments for offering expenses, and no payments from the net offering proceeds, were made by us to our directors, officers or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company, except that offering expenses have been funded in part by the outstanding promissory note with our Sponsor, as disclosed above.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 3,333,333 warrants (“Private Warrants”) at a price of $1.50 per Private Warrant, generating total proceeds of $5,000,000, to the Sponsor. Substantially concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 66,666 Private Warrants to the Institutional Anchor Investors. The Private Warrants are identical to the warrants sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The purchasers of the Private Warrants have agreed not to transfer, assign or sell any of the securities purchased in the Private Placement, including the underlying shares of Class A common stock (except to certain permitted transferees), until 30 days after the consummation of the Company’s initial business combination.

Upon the closing of the IPO and the Private Placement, a total amount of $150,000,000 ($10.00 per share) from the net proceeds of the IPO and certain of the proceeds of the Private Placement was placed in a Trust Account (“Trust Account”) located in the United States with Computershare Trust Company, N.A. acting as trustee. The funds are invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial Business Combination.

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside of the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds following our IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Class A common stock upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Prior to the closing of our IPO, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recording of expenses and liabilities in the period to which they relate;

•	evidence of internal review and approval of accounting transactions;

•	documentation of processes, assumptions and conclusions underlying significant estimates; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services provided to the Company. We began incurring these fees on August 17, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

Additionally, pursuant to the underwriting agreement entered into in connection with the IPO, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,250,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Related Party Transactions

On April 9, 2021, one of our founders purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On April 19, 2021, the founder shares were assigned to our sponsor for the same purchase price that was initially paid by one of our founders. In July 2021, our sponsor returned to us, for no consideration, an aggregate of 4,312,500 founder shares, which were canceled, resulting in an aggregate of 4,312,500 founder shares outstanding and held by our initial shareholders (up to 562,500 of which are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised). The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. On July 6, 2021, our sponsor transferred 25,000 founder shares to each of Muneer Satter, William Ulrich and Richard Spencer, our independent director nominees (for a total of 75,000 founder shares) at their original purchase price. In connection with the closing of the IPO, our Sponsor sold an amount up to 75,000 founder shares to each Institutional Anchor Investor at their original purchase price, or 650,000 founder shares in aggregate

Certain investment funds managed by an affiliate of our sponsor purchased an aggregate of 1,500,000 Units in the IPO. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $15,000,000.

On August 12, 2021, we entered into an Administrative Services Agreement pursuant to which we will also pay our sponsor or an affiliate of our sponsor a total of $10,000 per month, for up to 24 months for administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor has agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. As of June 30, 2021, we have borrowed $0 under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 and the closing of this offering. These loans will be repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account.

In addition, in order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our sponsor committed, pursuant to a written agreement, to purchase an aggregate of 3,333,333 Private Warrants (or 3,633,333 if the underwriters’ over-allotment option is exercised in full) at a price of $1.50 per warrant ($5,000,000 in the aggregate or $5,450,000 in the aggregate if the underwriters’ over-allotment option is exercised in full) in the Private Placement. Each Private Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our sponsor will be permitted to transfer the Private Warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these warrants will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our initial business combination. Simultaneously with the consummation of the IPO, we consummated the Private Placement of 3,333,333 Private Warrants at a price of $1.50 per Private Warrant, generating total proceeds of $5,000,000, to the Sponsor. Substantially concurrently with the closing of the Private Placement, one or more of the Institutional Anchor Investors purchased Private Warrants from our sponsor, in an aggregate amount of 66,666 Private Warrants, at the same price per Private Warrant paid by our sponsor for such warrants. The Private Warrants will be non-redeemable so long as they are held by our sponsor, any Institutional Anchor Investor or their permitted transferees (except as described under “Description of Securities — Warrants — Public Stockholders’ Warrants — Redemption of Warrants” in the Final Prospectus). The Private Warrants may also be exercised by our sponsor, any applicable Institutional Anchor Investor, or their permitted transferees for cash or on a cashless basis and our sponsor, any applicable institutional anchor investor and their permitted transferees will also have certain registration rights related to the Private Warrants (including the shares of Class A common stock issuable upon exercise of the Private Warrant), as described below. Otherwise, the Private Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the IPO.

Pursuant to a registration rights agreement with our initial stockholders entered into on the closing date of the IPO, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements. See “Principal Stockholders — Registration Rights” in the Final Prospectus.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation and (v) comply with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include any of the risk factors described in our Final Prospectus for our Initial Public Offering filed with the SEC on August 16, 2021. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business, results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Final Prospectus. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 9, 2021, one of our founders purchased an aggregate of 8,625,000 shares of our Class B common stock (“founder shares”) for an aggregate offering price of $25,000 at an average purchase price of approximately $0.003 per share. On April 19, 2021, the founder shares were assigned to our Sponsor for the same purchase price that was initially paid by one of our founders. In July 2021, our Sponsor returned to us, for no consideration, an aggregate of 4,312,500 founder shares, which were canceled, resulting in an aggregate of 4,312,500 founder shares outstanding and held by our initial shareholders (562,500 of which are subject to forfeiture by our sponsor). On July 6, 2021, our sponsor transferred 25,000 founder shares to each of Muneer Satter, William Ulrich, and Richard Spencer, our independent director nominees, (for a total of 75,000 founder shares) at their original purchase price. In connection with the IPO, certain qualified institutional buyers or institutional accredited investors (in addition to related investment vehicles controlled by or affiliated with these investors) that are not affiliated with us, our Sponsor, our directors or any member of our management (the “Institutional Anchor Investors”) purchased an aggregate of $127,900,000 of Units (in each case, subject to a minimum of $8.5 million of Units) in the IPO. In connection with the closing of the IPO, our Sponsor sold an amount up to 75,000 founder shares to each Institutional Anchor Investor at their original purchase price (for a total of 650,000 founder shares). The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding common stock upon completion of the IPO. Such securities were issued in connection with our organization in reliance on the private offering exemption from registration contained in Section 4(a)(2) of the Securities Act.

The founder shares will automatically convert into shares of our Class A common stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as set forth in the Final Prospectus.

On August 17, 2021, we consummated our initial public offering (“IPO”) of 15,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Morgan Stanley & Co. LLC acted as sole book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1, as amended (Registration No. 333-257777). The offering has been completed and all of the Units registered pursuant to the registration statement, other than the Units underlying the underwriter’s over-allotment option, were sold. The registration statement became effective on August 12, 2021.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 3,333,333 Private Warrants at a price of $1.50 per Private Warrant, generating total proceeds of $5,000,000, to the Sponsor. Such securities were issued in reliance on the private offering exemption from registration contained in Section 4(a)(2) of the Securities Act. Substantially concurrently with the closing of the Private Placement, one of the Institutional Anchor Investors purchased Private Warrants from the Sponsor, in an aggregate amount of 66,666 Private Warrants, at the same price per Private Warrant paid by our Sponsor for such warrants.

A total of $150,000,000 composed of proceeds from the IPO and the sale of Private Warrants was placed in the Trust Account.

We paid a total of $3,000,000 in underwriting discounts and commissions and $453,625 for other costs and expenses related to the IPO, in addition to an estimated additional $80,000 in other offering expenses that will be paid. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions.

For a description of the net proceeds and the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q, which is incorporated in this Part II, Item 2 by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1 (1)	Second Amended and Restated Certificate of Incorporation of AxonPrime Infrastructure Acquisition Corporation.
3.2*	Bylaws of AxonPrime Infrastructure Acquisition Corporation.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)
Incorporated by reference to the Current Report on Form 8-K of AxonPrime Infrastructure Acquisition Corporation filed with the Securities and Exchange Commission on August 20, 2021 (Commission File No. 001-40740).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

Date:	September 27, 2021	/s/ Dinakar Singh
Dinakar Singh
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)

Date:	September 27, 2021	/s/ Jon Layman
Jon Layman
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)