Form 10-Q
period 2021-09-30
AxonPrime Infrastructure Acquisition Corp
filed 2021-11-18
CIK 1857662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, there were 15,000,000 shares of the registrant’s Class A common stock and 3,750,000 shares of the registrant’s Class B common stock outstanding.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and period from April 1, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and Period from April 1, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from April 1, 2021 (inception) through September 30, 2021	4
	Notes to the Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures		29

PART I.  FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2021
(Unaudited)

ASSETS
Current assets
Cash	$748,044
Prepaid Expenses	565,547
Total current assets	1,313,591
Investment held in Trust Account	150,000,000
Non-current prepaid expenses	518,417
Total Assets	$151,832,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$329,655
Total current liabilities	329,655
Deferred underwriting fee payable	5,250,000
Warrant liabilities	9,266,666
Total liabilities	14,846,321

Commitments and Contingencies
Class A common stock; 15,000,000 shares subject to possible redemption at $10.00 per share	150,000,000

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common Stock - $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 15,000,000 shares subject to possible redemption)	—
Class B Common Stock - $0.0001 par value; 50,000,000 shares authorized; 3,750,000 shares issued and outstanding	375
Additional paid-in capital	-
Accumulated deficit	(13,014,688)
Total stockholders’ deficit	(13,014,313)
Total Liabilities and Stockholders’ Deficit	$151,832,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2021	For the period from April 1, 2021 (inception) through September 30, 2021
Formation costs and other operating expenses	$67,092	$69,022
Loss from operations	(67,092)	(69,022)

Other Income (expenses):
Change in fair value of warrant liabilities	(783,333)	(783,333)
Warrant offering expense	(289,574)	(289,574)
Offering costs related to transferring founder shares to anchor investors	(141,870)	(141,870)

Net Loss	$(1,281,869)	$(1,283,799)
Weighted average Class A common stock outstanding, basic and diluted	7,252,747	3,708,791
Basic and diluted net loss per share, Class A	$(0.12)	$(0.17)
Weighted average Class B common stock outstanding, basic and diluted	3,750,000	3,750,000
Basic and diluted net loss per share, Class B	$(0.12)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at April 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000
Net loss for the period	—	—	—	(1,930)	(1,930)
Balances at June 30, 2021 (Unaudited)	4,312,500	$431	$24,569	$(1,930)	$23,070
Excess of cash received over fair value of private placement warrants			1,266,667		1,266,667
Forfeiture of Class B common stock	(562,500)	(56)	56
Accretion for Class A common stock to redemption amount			(1,291,292)	(11,730,889)	(13,022,181)
Net loss				(1,281,869)	(1,281,869)
Balances at September 30, 2021 (Unaudited)	3,750,000	$375	$—	$(13,014,688)	$(13,014,313)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash flow from operating activities:
Net loss	$(1,283,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in FV of warrant liabilities	783,333
Offering expenses - Warrants and anchor investors	431,444
Increase (decrease) from changes in:
Prepaid expenses	(1,083,964)
Accrued expenses	329,655
Net Cash used in Operating Activities	(823,331)

Cash flow from investing activities:
Investment held in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash flow from financing activities:
Proceeds received from initial public offering, gross	$150,000,000
Proceeds from Promissory note payable	121,138
Repayments of Promissory note payable	(121,138)
Proceeds from private warrants	5,000,000
Payment of offering costs	(3,428,625)
Net Cash provided by Financing Activities	151,571,375

Net change in cash	748,044
Cash at the beginning of the period	—
Cash at the end of the period	$748,044

Supplement disclosure of cash flow information:
Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000
Deferred underwriting commissions	$5,250,000
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in Due to Sponsor	$52,250

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below, and, since the closing of the Initial Public Offering, preparation for the search for Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is AxonPrime Infrastructure Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on August 12, 2021. On August 17, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3.

As part of the Initial Public Offering, certain institutional anchor investors (the “Institutional Anchor Investors”) not then affiliated with the Company, the Sponsor, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 12,790,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $127,900,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement (“Private Placement”) to the Sponsor, generating gross proceeds of $5,000,000, which is described in Note 4. Substantially concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 66,666 Private Placement Warrants to the Institutional Anchor Investors for $100,000.

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

The Company incurred offering costs in the Public Offering totaling $8,703,625, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $453,625 of other offering costs.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined above) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company conducts redemptions of the Public Shares in connection with a Business Combination pursuant to the proxy solicitation rules in conjunction with a shareholder meeting instead of pursuant to the tender offer rules, the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that a public stockholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit of $10.00.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from April 1, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgements are used in, among other things, estimating fair value of warrant liabilities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust, which currently is cash, will consist solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the period from April 1, 2021 (inception) through September 30, 2021.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were forfeited because the over-allotment option was not exercised by the underwriter (see Note 5 and Note 8).
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of  Class A common stock in the aggregate. At September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from April 1, 2021 (inception) to September 30, 2021
	Class A	Class B	Class A	Class B
EPS: Common Stock
Numerator: Net Income (Loss)
Allocation of net loss	$(844,977)	$(436,892)	$(638,353)	$(645,446)
Denominator: Weighted Average shares
Basic and diluted weighted average shares outstanding	7,252,747	3,750,000	3,708,791	3,750,000
Basic and Diluted net loss per share	$(0.12)	$(0.12)	$(0.17)	$(0.17)

Offering Costs Associated with the Initial Public Offering

Offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering were charged to temporary equity at the completion of the Initial Public Offering.

Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to the carrying value of the shares of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Warrant Liabilities

The Company accounts for warrants for shares of the Company’s Class A common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of  uncertain future events. Accordingly, as of September 30, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Gross Proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(4,750,000)
Class A common stock issuance costs	(8,272,181)
Add:
Accretion of carrying value to redemption value	13,022,181
Class A common stock subject to possible redemption at September 30, 2021	$150,000,000

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

As part of the Initial Public Offering, certain Institutional Anchor Investors not then affiliated with the Company, the Sponsor, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 12,790,000 Units at the offering price of $10.00 per Unit.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 3,333,333 Private Placement Warrants at a price of $1.50 per warrant, generating total proceeds of $5,000,000 to the Company. Substantially concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 66,666 Private Placement Warrants to the Institutional Anchor Investors for $100,000.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares; Initial Public Offering

On April 9, 2021, one of the Company’s founders paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B common stock, par value $0.0001 (the “Founder Shares”). Subsequently, on April 19, 2021, all Founder Shares were assigned to the Sponsor. On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding as of such date. Also on July 6, 2021, the Sponsor transferred an aggregate of 25,000 Founder Shares to each of the Company’s independent director nominees (75,000 shares in total) at their original issue price.

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option on September 26, 2021 an aggregate of 3,750,000 founder shares were issued and outstanding as of September 30, 2021 (reflecting the forfeiture by the Sponsor of 562,500 founder shares). 562,500 Founder Shares were forfeited by the Sponsor as the underwriter’s over-allotment option was not exercised.

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

In addition, certain investment funds managed by an affiliate of the Sponsor purchased an aggregate of 1,500,000 Units as part of the Initial Public Offering. These Units were sold at the public offering price of $10.00 per Unit, generating gross proceeds to the Company of $15,000,000.

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The company fully repaid this balance on September 8, 2021. As of September 30, 2021, there were no amounts outstanding on the Note since this is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there was no written agreement in place for the Working Capital Loans.

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Public Offering in an amount of approximately $121,000 (as borrowed under the Note, as described under “— Promissory Note — Related Party” above). The Company repaid the Due to Sponsor on September 8, 2021. As of September 30, 2021, there were no amounts outstanding.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recognized approximately $20,000 in connection with such services for the three months September 30, 2021 and for the period from April 1, 2021 (inception) through September 30, 2021, in general and administrative expenses in the accompanying statement of operations, and which remains included in accrued expenses in the condensed balance sheet.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriter was paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,000,000, in connection with the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $5,250,000. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The underwriter's over-allotment option was not exercised and expired on September 26, 2021.

NOTE 7. WARRANTS

The Company accounts for the 8,333,333 warrants issued in connection with the Initial Public Offering (5,000,000 Public Warrants and 3,333,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

●
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described below) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, of par value $0.0001 per share. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding (excluding 15,000,000 shares subject to  possible redemption).

Class B common stock — The Company is authorized to issue up to 50,000,000 shares of Class B common stock, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 3,750,000 shares of Class B common stock issued or outstanding.

On April 9, 2021, one of the Company’s founders purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On April 19, 2021, the founder shares were assigned to the Company’s sponsor for the same purchase price that was initially paid by one of the Company’s founders.

On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding as of such date. Of the 4,312,500 shares of Class B common stock, an aggregate of 562,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares and assuming the initial stockholders do not purchase any Class A common stock in the Initial Public Offering). Also on July 6, 2021, the Sponsor transferred an aggregate of 25,000 shares of Class B common stock to each of the Company’s independent director nominees (75,000 shares in total) at their original purchase price.

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

Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of September 30, 2021 (reflecting the forfeiture by the Sponsor of 562,500 founder shares).

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Liabilities:
Private Placement Warrants	3	4,066,666
Public Warrants	3	5,200,000

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Subsequent Measurement

The Private Placement Warrants and Public Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows:

Input	September 30,
2021
Risk-free interest rate	1.15%
Expected term (years)	6
Expected volatility	18.6%
Exercise price	$11.50
Stock price	$9.65

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of April 1, 2021 (inception)	$—	$—	$—
Initial measurement on August 17, 2021	3,733,333	4,750,000	8,483,333
Change in fair value as of September 30, 2021	333,333	450,000	783,333
Fair value as of September 30, 2021	$4,066,666	$5,200,000	$9,266,666

There were no transfers between Levels 1, 2 or 3 during the three months ended September 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date these unaudited condensed financial statements were issued. Based upon the review, other than the below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Separation of units and warrants - On October 1, 2021, the Company announced that the holders of the Company’s Units, each consisting of one share of the Company’s Class A common stock (“Common Stock”) and one-third of one redeemable warrant, with each whole Warrant entitling the holder to purchase one share of Common Stock at a price of $11.50 per share, may elect to separately trade the Common Stock and Warrants included in the Units commencing on October 4, 2021. Any Units not so separated will continue to trade on The Nasdaq Capital Market (“Nasdaq”) under the symbol “APMIU.” Any underlying shares of Common Stock and Warrants that are separated are expected to trade on Nasdaq under the symbols "APMI" and “APMIW,” respectively. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Holders of Units will need to have their brokers contact Computershare Trust Company, N.A., the Company’s transfer agent, in order to separate the holders’ Units into shares of Common Stock and Warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or assumptions, and actual results, events or performance may be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, plans or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to actual results, events or performance differing from such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement on Form S-1, as amended, and the Company’s final prospectus for our initial public offering (“IPO”) filed with the SEC on August 16, 2021 (“Final Prospectus”). The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2021, we had approximately $748,000 in cash and working capital of approximately $984,000. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO, and, since the closing of our IPO, preparation for the search for Business Combination candidates. On August 17, 2021 we consummated our IPO of 15,000,000 units (the “Units”), as described below under “—Liquidity and Capital Resources.” Subsequent to our IPO, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds of the IPO and the Private Placement (as defined below). There has been no significant change in our financial or trading position since the date of our audited financial statements filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2021. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially since the closing of our IPO.

Our entire activity from April 1, 2021 (inception) through September 30, 2021 was, except as noted above, related to organizational activities and those necessary to prepare for the Initial Public Offering. Although we consummated the Initial Public Offering, we will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net loss of $1,281,869, which consisted of $67,092 general and administrative expenses, a change in fair value of derivative liabilities of $783,333, a warrant offering expense of $289,574 and offering costs related to transferring founder shares to anchor investors of $141,870.

For the period from April 1, 2021 (inception) through September 30, 2021, we had net loss of $1,283,799, which consisted of $69,022 general and administrative expenses, a change in fair value of derivative liabilities of $783,333, a warrant offering expense of $289,574 and offering costs related to transferring founder shares to anchor investors of $141,870.

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

The registration statement for our IPO was declared effective on August 12, 2021. On August 17, 2021 we consummated our IPO of 15,000,000 Units at $10.00 per share. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Certain investment funds managed by affiliates of the Sponsor purchased an aggregate of 1,500,000 Units in the IPO. As part of the IPO, certain institutional investors and qualified institutional buyers (the “Institutional Anchor Investors”) not then affiliated with us, our Sponsor, or our officers, directors, or any member of the Company’s management purchased an aggregate of $127,900,000 of Units. The IPO generated net proceeds of $146,466,375 and offering costs of $8,703,625, which includes $3,000,000 of underwriting fees, $5,250,000 in deferred underwriting commissions, $453,625 of other offering costs, and an estimated additional $80,000 in other offering expenses that will be paid (or net proceeds of $141,216,375 giving effect to deferred underwriting commissions). No payments for offering expenses, and no payments from the net offering proceeds, were made by us to our directors, officers or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company, except that offering expenses have been funded in part by the outstanding promissory note with our Sponsor, as disclosed above.

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

Upon the closing of the IPO and the Private Placement, a total amount of $150,000,000 ($10.00 per share) from the net proceeds of the IPO and certain of the proceeds of the Private Placement was placed in a Trust Account (“Trust Account”) located in the United States with Computershare Trust Company, N.A. acting as trustee. The funds are invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Class A common stock upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Additionally, pursuant to the underwriting agreement entered into in connection with the IPO, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $5,250,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Related Party Transactions

On April 9, 2021, one of our founders purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On April 19, 2021, the founder shares were assigned to our Sponsor for the same purchase price that was initially paid by one of our founders. In July 2021, our Sponsor returned to us, for no consideration, an aggregate of 4,312,500 founder shares, which were canceled, resulting in an aggregate of 4,312,500 founder shares then outstanding and held by our initial shareholders. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. On July 6, 2021, our Sponsor transferred 25,000 founder shares to each of Muneer Satter, William Ulrich and Richard Spencer, our independent director nominees (for a total of 75,000 founder shares) at their original purchase price. In connection with the closing of the IPO, our Sponsor sold an amount up to 75,000 founder shares to each Institutional Anchor Investor at their original purchase price, or 650,000 founder shares in aggregate.  The Company granted the underwriter a 45-day option from the date of the Final Prospectus to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of September 30, 2021 (reflecting the forfeiture by our Sponsor of 562,500 founder shares).

Certain investment funds managed by an affiliate of our Sponsor purchased an aggregate of 1,500,000 Units as part of the IPO. The Units were sold at the public offering price of $10.00 per Unit, generating gross proceeds to us of $15,000,000.

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

Our Sponsor agreed to loan us up to $300,000 under an unsecured promissory note (the “Note”) to be used for a portion of the expenses of the IPO.  We fully repaid the Note and the amount Due to Sponsor on September 8, 2021 out of the $1,000,000 of offering proceeds that were allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account. As of September 30, 2021, there were no amounts outstanding on the Note since this is no longer available to us.

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

Our Sponsor committed, pursuant to a written agreement, to purchase an aggregate of 3,333,333 Private Warrants at a price of $1.50 per warrant in the Private Placement. Each Private Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Our Sponsor will be permitted to transfer the Private Warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our Sponsor. Otherwise, these warrants will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our initial business combination. Simultaneously with the consummation of the IPO, we consummated the Private Placement of 3,333,333 Private Warrants at a price of $1.50 per Private Warrant, generating total proceeds of $5,000,000, to the Sponsor. Substantially concurrently with the closing of the Private Placement, one or more of the Institutional Anchor Investors purchased Private Warrants from our Sponsor, in an aggregate amount of 66,666 Private Warrants, at the same price per Private Warrant paid by our Sponsor for such warrants. The Private Warrants will be non-redeemable so long as they are held by our Sponsor, any Institutional Anchor Investor or their permitted transferees (except as described under “Description of Securities — Warrants — Public Stockholders’ Warrants — Redemption of Warrants” in the Final Prospectus). The Private Warrants may also be exercised by our Sponsor, any applicable Institutional Anchor Investor, or their permitted transferees for cash or on a cashless basis and our Sponsor, any applicable institutional anchor investor and their permitted transferees will also have certain registration rights related to the Private Warrants (including the shares of Class A common stock issuable upon exercise of the Private Warrant), as described below. Otherwise, the Private Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the IPO.

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

Warrant Liabilities

The Company accounts for warrants for shares of the Company’s Class A common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of  uncertain future events. Accordingly, as of September 30, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Loss per Share of Common Stock

We apply the two-class method in calculating earnings per share. Net income (loss) per share of Class A common stock is calculated by dividing weighted net loss by the weighted average number of shares of Class A common stock outstanding during the period. Net income (loss) per share of Class B common stock is calculated by dividing weighted net loss by the weighted average number of shares of Class B common stock outstanding during the period.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation and (v) comply with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include any of the risk factors described in our Final Prospectus for our IPO filed with the SEC on August 16, 2021. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business, results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Final Prospectus. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 9, 2021, one of our founders purchased an aggregate of 8,625,000 shares of our Class B common stock (“founder shares”) for an aggregate offering price of $25,000 at an average purchase price of approximately $0.003 per share. On April 19, 2021, the founder shares were assigned to our Sponsor for the same purchase price that was initially paid by one of our founders. In July 2021, our Sponsor returned to us, for no consideration, an aggregate of 4,312,500 founder shares, which were canceled, resulting in an aggregate of 4,312,500 founder shares outstanding and held by our initial shareholders (562,500 of which were subject to forfeiture by our Sponsor). On July 6, 2021, our Sponsor transferred 25,000 founder shares to each of Muneer Satter, William Ulrich, and Richard Spencer, our independent director nominees, (for a total of 75,000 founder shares) at their original purchase price. In connection with the IPO, certain qualified institutional buyers or institutional accredited investors (in addition to related investment vehicles controlled by or affiliated with these investors) not then affiliated with us, our Sponsor, our directors or any member of our management (the “Institutional Anchor Investors”) purchased an aggregate of $127,900,000 of Units (in each case, subject to a minimum of $8.5 million of Units) in the IPO. In connection with the closing of the IPO, our Sponsor sold an amount up to 75,000 founder shares to each Institutional Anchor Investor at their original purchase price (for a total of 650,000 founder shares). The number of founder shares initially issued was determined based on the expectation that the founder shares would represent 20% of the outstanding common stock upon completion of the IPO. Such securities were issued in connection with our organization in reliance on the private offering exemption from registration contained in Section 4(a)(2) of the Securities Act.

The founder shares will automatically convert into shares of our Class A common stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as set forth in the Final Prospectus.

On August 17, 2021, we consummated our IPO of 15,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Morgan Stanley & Co. LLC acted as sole book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1, as amended (Registration No. 333-257777). The offering has been completed and all of the Units registered pursuant to the registration statement, other than the Units underlying the underwriter’s over-allotment option, were sold. The registration statement became effective on August 12, 2021. The Company granted the underwriter a 45-day option from the date of the Final Prospectus to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of September 30, 2021 (reflecting the forfeiture by our Sponsor of 562,500 founder shares).

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

We paid a total of $3,000,000 in underwriting discounts and commissions and $453,625 for other costs and expenses related to the IPO, in addition to an estimated additional $80,000 in other offering expenses that will be paid. In addition, the underwriter agreed to defer $5,250,000 in underwriting discounts and commissions.

For a description of the net proceeds and the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q, which is incorporated in this Part II, Item 2 by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Warrant Agreement, dated August 17, 2021, between AxonPrime Infrastructure Acquisition Corporation (the “Company”) and Computershare Trust Company, N.A. (1)
10.1	Letter Agreement, dated August 12, 2021, among the Company, its officers, directors and AxonPrime Infrastructure Sponsor LLC (the “Sponsor”). (1)
10.2*	Sponsor Warrants Purchase Agreement, dated August 12, 2021, between the Company and the Sponsor.
10.3*	Administrative Services Agreement, dated August 12, 2021, between the Company and the Sponsor.
10.4	Investment Management Trust Agreement, dated August 17, 2021, between the Company and Computershare Trust Company, N.A. (1)
10.5	Registration Rights Agreement, dated August 17, 2021, between the Company and certain security holders. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*   Filed herewith.
** Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2021 (Commission File No. 001-40740).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

Date: November 18, 2021	/s/ Dinakar Singh
Dinakar Singh
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)

Date: November 18, 2021	/s/ Jon Layman
Jon Layman
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)