Form 10-K
period 2021-12-31
AxonPrime Infrastructure Acquisition Corp
filed 2022-03-31
CIK 1857662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to

Commission file number 005-92798

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-3116385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

126 E. 56th Street, 30th Floor, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 479-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock and one-third of one warrant	APMIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	APMI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	APMIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☒

Accelerated filer ☐	Emerging growth company ☒

Non-accelerated filer ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☒ Yes ☐ No

The registrant was not a public company as of June 30, 2021, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2021, there were 15,000,000 shares of the registrant’s Class A common stock and 3,750,000 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

Some statements contained in this Annual Report on Form 10-K are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a newly incorporated company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; and

•	the other risk and uncertainties discussed in “Risk Factors” and elsewhere in this report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business.

Overview

AxonPrime Infrastructure Acquisition Corporation (“Company”) is a blank check company incorporated in the State of Delaware on April 1, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (“business combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) which is described below, and, since the closing of the Initial Public Offering, the Company’s search for business combination candidates. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Company History

The Company’s sponsor is AxonPrime Infrastructure Sponsor LLC (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (“SEC”) on August 12, 2021. On August 17, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (“Units” and, with respect to the Class A common stock included in the Units, “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Item 13.

As part of the Initial Public Offering, certain Institutional Anchor Investors (“Institutional Anchor Investors”) not then affiliated with the Company, the Sponsor, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 12,790,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $127,900,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,333,333 warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement (“Private Placement”) to the Sponsor, generating gross proceeds of $5,000,000, which is described in Item 13. Substantially concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 66,666 Private Placement Warrants to the Institutional Anchor Investors for $100,000.

The Institutional Anchor Investors also purchased 650,000 shares of Class B common stock (“Founder Shares”) from the Sponsor at the original purchase price of $0.003 per share (see Item 13). The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as provided in the Company’s final prospectus, dated August 12, 2021, as filed with the SEC on August 16, 2021 (“Final Prospectus”).

The Company incurred offering costs in the Public Offering totaling $8,703,625, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $453,625 of other offering costs.

Following the closing of the Initial Public Offering on August 17, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account, as described below.

Business Strategy

Our business strategy is to identify and complete a business combination that can create value for our shareholders over time. We believe our management team’s years of experience and our deep network of proprietary relationships will allow us to identify a wide range of attractive merger opportunities. Our networks include, among others, entrepreneurs, universities, research institutions, public and private company management teams (from early-stage venture to the Fortune 500), venture capital and private equity investors, investment bankers, attorneys, and management consultants.

Following the initial business combination, we expect to help the post-business combination entity continue its growth trajectory for many years to come. We expect to collaborate with management on a number of initiatives, including, but not limited to, navigating the public markets, mergers and acquisitions, capital allocation decisions, talent acquisition, and broadening their network of potential partners and customers through our proprietary networks. We believe our team’s track record of success and support of management teams will make us a partner of choice for a high-quality business.

Our acquisition philosophy and criteria are rooted in several core tenets, consistent with those that we have utilized in the past:

•
Transformative and Scalable: We will focus on investing in companies that are developing breakthrough scientific and technological innovations in the areas of communication, robotics, building and construction technology, water, 3D printing and semiconductors. In addition, we believe a successful merger candidate must have innovations that have sizable potential markets and whose business models allow them to profitably scale to address those markets. We will seek to merge with a company that has achieved sufficient technology and business maturity while still maintaining significant runway to capture share in a large addressable market. We look for favorable trends and attractive unit economics which can be further enhanced as the business grows.

•
Support and Build World Class Management Teams: We seek to partner with creative and ambitious management teams that have a track record of success to help them execute their vision. The combination of Axon Capital’s public market expertise and Prime Movers Labs’ science and technology platform offers management teams a unique resource set. Many potential merger candidates possess exceptional early-stage, growth focused, management teams that would benefit from our experience-based guidance and support as they grow rapidly, and particularly as they transition from private to public markets. We are seeking a partner where our long-term support and involvement will be welcome, and will help unlock outsized shareholder returns, including through our proprietary network and relationships. Our goal is not to be short-term facilitators, but rather be long-term value creation partners.

•
Science vs. Engineering Risk: We look for companies that have answered the core science questions and now focus on the engineering problem of scalability. We endeavor to avoid binary risk from investments in companies that are still assessing early stage prospects, and rather focus on companies where we can help them scale and transform into a public company creating long-term, sustainable, value for its shareholders.

Acquisition Criteria

Consistent with our investment philosophy and strategy, we plan to identify high-quality businesses run by exceptional teams pursuing large market opportunities that are amenable to disruption by technology. We expect to be guided by the criteria outlined above in evaluating opportunities and may decide to focus on different aspects of our investment criteria depending on the market opportunity at the time of the contemplated merger.

These criteria are important but not exhaustive. The merits of any particular initial business combination will be based on these general guidelines as well as other considerations, factors, and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemption of our Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other businesses or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account.

In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Listing rules for the Nasdaq Capital Market (“Nasdaq”) require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or from an independent accounting firm, with respect to the satisfaction of such criteria. Our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations. In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the outstanding equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the 80% fair market value test. There is currently no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any Public Shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is initially $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we paid to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its Founder Shares and any Public Shares it may acquire during or after the IPO in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them. In addition, pursuant to the investment agreements, the Institutional Anchor Investors agreed to waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account (including applicable redemption rights), or any other asset of our company as a result of any liquidation of our company, with respect to any Founder Shares held by them. However, if the Institutional Anchor Investors acquire any Public Shares, they will be entitled to redemption rights with respect to such Public Shares in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our Certificate of Incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC (“tender offer rules”) unless stockholder approval is required by applicable law or stock exchange rules or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our Certificate of Incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-l to purchase shares of our Class A common stock in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-l(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we will only redeem Public Shares so long as (after such redemptions) our net tangible assets will be at least $5,000,001, either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our Certificate of Incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our Sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote their Founder Shares and any Public Shares held by them in favor of our initial business combination, and the Institutional Anchor Investors agreed, pursuant to the terms of the investment agreements, to vote any Founder Shares held by them in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to Public Shares acquired by them, if any. We expect that at the time of any stockholder vote relating to our initial business combination, our pre-IPO stockholders (“initial stockholders”) and their permitted transferees will collectively own at least 20% of our outstanding shares of Common Stock entitled to vote thereon. Each public stockholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of a business combination. The Institutional Anchor Investors agreed, pursuant to the investment agreements, to waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account (including applicable redemption rights), or any other asset of our company as a result of any liquidation of our company, with respect to any Founder Shares held by them. However, if the Institutional Anchor Investors acquire any Public Shares, they will be entitled to redemption rights in connection with the completion of our initial business combination with respect to such Public Shares.

Our Certificate of Incorporation provides that we will only redeem our Public Shares so long as (after such redemptions) our net tangible assets will be at least $5,000,001, either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares (as defined herein), without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Indemnity Obligations

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (“Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Conflicts of Interest

Certain of our officers and directors expect to have, and any of them in the future may further have, fiduciary or contractual obligations to several other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our Certificate of Incorporation provides that, prior to the consummation of our initial business combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plans to waive the fiduciary duties of our officers and directors post-business combination.

Certain of our officers and directors expect to have, and any of them may in the future become, affiliated with entities that are engaged in a business similar to ours. Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
Certain of our officers and directors expect to have, and any of them in the future may further have, fiduciary or contractual obligations to several other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In addition, our Sponsor and our officers and directors expect to sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and, while we intend to focus our search for a target business in the infrastructure sector, we are free to pursue an initial business combination with a target in any industry or geographic region.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, please see “— Founders, Directors, Director Nominees and Executive Officers.”

•
Our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the consummation of our initial business combination. Our directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 24 months after the closing of the IPO or during any Extension Period. Moreover, pursuant to the investment agreements, the Institutional Anchor Investors agreed to waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account (including applicable redemption rights), or any other asset of our company as a result of any liquidation of our company, with respect to any Founder Shares held by them. However, if our initial stockholders, any of our officers, directors or affiliates or any of the Institutional Anchor Investors acquired or acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the shares of Common Stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own Common Stock shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•
Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Certificate of Incorporation provides that, prior to the consummation of our initial business combination, the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation

Dinakar Singh	Axon Capital LP	Investment Company	Founding Partner, Chief Executive Officer
	Spinal Muscular Atrophy Foundation	Non-profit	Founder, Chairman
	Columbia University Medical Center	Education	Board Member
	New York Public Library	Non-profit	Board Member

Jon Layman	Prime Movers Lab	Investment Company	General Partner
	Mission Housing Development Corporation	Non-profit	Board Member
	Focused Energy	Energy	Board Member

Richard Spencer	Global Atlantic Financial Group	Insurance	Director
	Bondi Partners LLC	Consulting	Chairman

Muneer Satter	Satter Medical Technology Partners, L.P.	Private Equity	Founder, Managing Partner
	Satter Investment Management LLC	Investment Company	Chairman
	Satter Foundation	Non-profit	Manager
	Restorsea Holdings, LLC	Retail	Chairman of Board
	Annexon Inc.	Healthcare	Director
	Goldman Sachs Foundation	Non-profit	Vice Chairman
	GS Gives	Non-profit	Vice Chairman
	Accelerate Institute	Education	Advisor
	Navy SEAL Foundation	Non-profit	Director
	Northwestern University	Education	Trustee
	Northwestern Medical Group	Healthcare	Director

Koryn Estrada	Axon Capital LP	Investment Company	Partner, Co-Chief Executive Officer, Co-Chief Information Officer
	RiseWell	Consumer Products	Partner, Co-Founder
	HeyMama	Social Media	Director
	NuMilk (Plant Tap Inc.)	Consumer Products	Director

William Ulrich	Presidio Petroleum	Energy	Co-CEO, Director
	Presidio Investment Holdings LLC	Holding Company	Director

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination. Our Certificate of Incorporation provides that we will renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that our initial business combination is fair to our Company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the Company in connection with the initial business combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares (and their permitted transferees will agree) and any Public Shares held by them in favor of our initial business combination. Our directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire.

Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor or any of its affiliates may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
•
The requirement that we complete an initial business combination within 24 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately consummate a business combination.

•
We may not be able to complete an initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.
•
If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.
•	We may not hold an annual meeting of stockholders until after the completion of our initial business combination.
•
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of the shares of our Class A common stock.

•
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•	We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.
•
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.

•
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

•
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

•
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

•
Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

•
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•	Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

•
We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

•	Our warrants and Founder Shares may have an adverse effect on the market price of the shares of our Class A common stock and make it more difficult to effectuate our initial business combination.
•
Past performance by our Sponsor or our management team, including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the financial statements, before making a decision to invest in our securities.

Risks Relating to Our Business

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate

If we seek stockholder approval of our initial business combination, our Sponsor, the Institutional Anchor Investors, and our officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our Sponsor, officers and directors have agreed (and their permitted transferees have agreed or will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our initial business combination, and the Institutional Anchor Investors  agreed, pursuant to the terms of the investment agreements, to vote any Founder Shares held by them in favor of our initial business combination. If we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial business combination, subject to any greater or additional vote required by the Delaware General Corporation Law (“DGCL”) or our Certificate of Incorporation. As a result, in addition to our initial stockholders’ Founder Shares and Public Shares held by our Sponsor, officers and directors, we would need  4,125,001, or 27.5% (assuming all outstanding shares are voted in favor of our initial business combination) of the 15,000,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). In addition, as a result of the Founder Shares and, with respect to one or more Institutional Anchor Investors, Private Placement Warrants that the Institutional Anchor Investors may hold, each Institutional Anchor Investor may have different interests with respect to a vote on an initial business combination than other public stockholders. Among other matters, the Institutional Anchor Investors’ investments in the Founder Shares and (to the extent applicable) Private Placement Warrants will generally be worthless if we do not consummate an initial business combination within 24 months from the closing of the IPO, and these investors will benefit more than our public stockholders from our completion of an initial business combination and may benefit from an initial business combination even if our public stockholders experience a loss. Accordingly, these investors may be more likely to favor any proposed initial business combination transaction even if our public stockholders do not favor the transaction. The Institutional Anchor Investors will also have the potential to realize enhanced economic returns and overall economic outcome from their investment in us in comparison to our other public stockholders who are not making anchor investments and purchasing Founder Shares. Moreover, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team and the Institutional Anchor Investors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. Our directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them. Our initial stockholders and their permitted transferees currently collectively own more than 20% of our outstanding shares of Common Stock and we expect they continue to collectively own at least 20% of our outstanding shares of Common Stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our Public Shares so long as (after such redemptions) our net tangible assets, after payment of the deferred underwriting commissions, will be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to not be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. The number of shares submitted for redemption also impacts the extent of dilution that you will experience as a result of the expected ownership interests of our Sponsor, the sponsor anchor investor and the Institutional Anchor Investors in our Founder Shares and Private Placement Warrants. The more shares that are redeemed, the greater the dilution will be on a per-share basis for shareholders that do not redeem.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, and may result in substantial dilution from your purchase of our Class A common stock. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— Risks Relating to Our Management Team— Our Sponsor and its affiliates may have incentives to take increased investment risk and to complete a transaction on terms that are less favorable to you in order to complete a transaction within the specified time period to avoid losing their investment” and “—Risks Relating to Our Securities— Our Sponsor paid an aggregate of $25,000, or approximately $0.003 per Founder Share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.”

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination, which could substantially dilute your equity interest.

The Founder Shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts listed in this report and related to the closing of the initial business combination, the ratio at which Founder Shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all outstanding shares of Common Stock at the time of completion of the IPO, plus (ii) all shares of Class A common stock and equity-linked securities issued, or deemed issued, in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to our Sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. As a result, the equity interest of investors in the IPO could be significantly diluted.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination target, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. Furthermore, an affiliate of our Sponsor expects to sponsor other special purpose acquisition companies and may choose in its sole discretion to prioritize an initial business combination with one or more other special purpose acquisition companies, even if the target could be a suitable target for us.

Any due diligence in connection with an initial business combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the target business and the facts and circumstances applicable to the proposed transaction prior to any initial business combination. The objective of the due diligence process will be to identify material issues which might affect the decision to proceed with an initial business combination or the consideration payable in connection with such initial business combination. We also intend to use information provided during the due diligence process to formulate our business and operational planning for, and valuation of, any target company or business. While conducting due diligence and assessing a potential target business, we will rely on publicly available information (if any), information provided by the relevant target business to the extent provided and, in some circumstances, third-party studies.

The due diligence undertaken with respect to a potential initial business combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial business combination, and these judgments may be inaccurate.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Due diligence conducted in connection with an initial business combination may not result in the initial business combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial business combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial business combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations, and we expect it will take significant time before the vaccines are available and accepted on a significant scale. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Certificate of Incorporation provides that we must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase Public Shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling public stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (3) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such transaction may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the IPO, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the IPO, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, as of the closing of IPO, the funds available to us outside of the Trust Account are sufficient to allow us to operate for at least the 24 months following the closing of the IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the Private Placement Warrants, we estimate only $1,000,000 will be available to us initially outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the prescribed timeframe because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of the IPO and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if  the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“runoff insurance”). The need for runoff insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. The underwriters of the IPO did not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the closing of the IPO (or the end of any Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders, the Institutional Anchor Investors and their respective permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into on the closing of the IPO, at or after the time of our initial business combination, our initial stockholders, the Institutional Anchor Investors and their respective permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock. In addition, our Sponsor, any applicable Institutional Anchor Investor, and their respective permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, the Institutional Anchor Investors or their permitted transferees, and the Private Placement Warrants owned by our Sponsor, any applicable Institutional Anchor Investor or their permitted transferees or warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector, but we will not, under our Certificate of Incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in a target business. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries outside of the target industries (which industries may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying business combination candidates in the target industries, we will consider a business combination outside of the target industries (which industries may be outside our management’s area of expertise) if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the target industries. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we may not adequately ascertain or assess all of the risks. An investment in our Units may ultimately prove to be less favorable to investors in the IPO than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue an acquisition outside of the target industries, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the target industries would not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, and 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 76,666,667 and 45,687,500 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our Certificate of Incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our Certificate of Incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the IPO or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

•
may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Founder Shares resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Founder Shares;

•	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our common stock;
•
could cause a change of control if a substantial number of Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
•	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants; and
•	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us in the future, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. No agreement was entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services were paid to any of the underwriters or their respective affiliates prior to the date that was 60 days from the date of the Final Prospectus, unless such payment would not be deemed underwriters’ compensation in connection with the IPO. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Certain of our officers and directors also expect to serve as officers and board members for several other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may have acquired during or after the IPO), a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

On April 9, 2021, our founders purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or $0.003 per share. On April 19, 2021, the Founder Shares were assigned to our Sponsor for the same purchase price that was initially paid by one of our founders. In July 2021, our Sponsor returned to us, for no consideration, an aggregate of 4,312,500 Founder Shares, which were canceled and an additional 562,500 Founder Shares were forfeited by our Sponsor as the underwriter’s over-allotment option was not exercised, resulting in an aggregate of 3,750,000 Founder Shares outstanding and held by our initial stockholders and their permitted transferees).

The Founder Shares will be worthless if we do not complete an initial business combination. On July 6, 2021, our Sponsor transferred an aggregate of 25,000 Founder Shares to each of our independent director nominees (75,000 shares in total) at their original purchase price. In addition, our Sponsor purchased an aggregate of 3,333,333 Private Placement Warrants, each exercisable for one share of our Class A common stock, for a purchase price of $5,000,000 in the aggregate, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. Each Private Placement Warrant may be exercised for one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. In connection with the closing of the IPO, our Sponsor sold an amount up to 75,000 Founder Shares to each Institutional Anchor Investor at their original purchase price, or 650,000 Founder Shares in aggregate. Pursuant to the terms of the investment agreements with the Institutional Anchor Investors, we have agreed that these investors will not be subject to reductions, vesting triggers or similar provisions with respect to their Founder Shares, including in connection with the negotiation of a business combination. This may make it more difficult for us to consummate a business combination. Additionally, substantially concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 66,666 Private Placement Warrants to the Institutional Anchor Investors for $100,000.

The Founder Shares are identical to the shares of Class A common stock included in the Units sold in the IPO, except that: (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (2) our Sponsor, officers and directors have entered into a letter agreement with us, and the Institutional Anchor Investors have entered into investment agreements with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of our initial business combination; (b) waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with a stockholder vote to approve an amendment to our Certificate of Incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated our initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial business combination within 24 months from the closing of the IPO (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame); (3) the Founder Shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (4) the Founder Shares are entitled to registration rights. In addition, our directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them.

The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month deadline following the closing of the IPO nears, which is the deadline for the completion of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination and affiliates of AxonPrime Infrastructure Sponsor LLC could potentially provide such financing. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our common stock;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the Private Placement Warrants provided us with $150,000,000 that we may use to complete our initial business combination (or net proceeds of $141,216,375, after taking into account the $5,250,000 of deferred underwriting commissions being held in the Trust Account and the expenses of the IPO).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our Certificate of Incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our Public Shares so long as, after payment of the deferred underwriting commissions and after such redemptions, our net tangible assets will be at least $5,000,001 (a) in the case of our initial business combination, either prior to or upon consummation of such initial business combination, after payment of the deferred underwriting commission or (b) in the case of an amendment to our Certificate of Incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated our initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, upon such amendment (in each case such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Certificate of Incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain provisions of our Certificate of Incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Certificate of Incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s Public Shares. Our Certificate of Incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock. In all other instances, our Certificate of Incorporation provides that it may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Unless specified in our Certificate of Incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. Our initial stockholders and their permitted transferees, who collectively beneficially own 28% of our common stock (including  Units purchased in the IPO), may participate in any vote to amend our Certificate of Incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Certificate of Incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our Initial Public Offering may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our Sponsor, officers and directors, the investment agreements between us and the Institutional Anchor Investors and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our Founder Shares, that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Warrants will represent sufficient equity capital to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders or any of their respective affiliates, including AxonPrime Infrastructure Sponsor LLC, is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of the date that we consummated our IPO, our initial stockholders and their permitted transferees collectively owned 28% of our outstanding common stock (including Units purchased in the IPO). In addition, prior to our initial business combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our Certificate of Incorporation may only be amended by holders of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Certificate of Incorporation and approval of major corporate transactions.

If our initial stockholders purchase any additional shares of Common Stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (“newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.

In searching for targets for our initial business combination, we may depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data, including certain health information protected under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other laws. As an early stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Involvement of members of our management team and companies with which they are affiliated in civil disputes and litigation, governmental investigations, or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Our directors and officers and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations, as well as public service and other associations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations, and negative publicity relating to their business affairs, public service, or other associations. Any such claims, investigations, lawsuits, or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have adverse effect on the price of our securities.

Risks Relating to the Post-Business Combination Company

Because we intend to seek a business combination with a target business or businesses in infrastructure, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a business combination target in infrastructure. Accordingly, we may pursue a target business in any sector within the infrastructure space. Because we have not yet selected any specific target business or sector, we cannot provide specific risks of any business combination. However, risks inherent in investments in infrastructure, infrastructure services and related sectors include, but are not limited to, the following:

•
significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations, including the ability to procure necessary governmental licenses, concessions, leases or contracts and rules and regulations relating to environmental protection climate change, including potential penalties resulting from the violation of such environmental regulations;

•	worldwide and regional economic and financial conditions impacting global and regional supply and demand;
•	competitive pressures as a result of consumer demand, technological advances, and other factors;
•	the speculative nature of and high degree of risk involved in investments in the energy value chain;
•	availability of key inputs, such as strategic consumables, raw materials and necessary equipment;
•	fluctuations in real estate availability and value;
•	the inherent risks associated with real estate ownership, including the potential for litigation, depreciation, title disputes and real estate regulations;
•	available transportation, storage and other transportation capacity;
•	changes in global supply and demand and prices for commodities;
•	overall domestic and global economic conditions;
•	availability of, and potential disputes with, contractors and subcontractors;
•	risks of eminent domain and governmental takings;
•	inflation risk;
•	loss of customers;
•	construction and other capital expenditures;
•	natural disasters, terrorist acts and similar dislocations; and
•	value of U.S. dollar relative to the currencies of other countries.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses in the infrastructure-related industry sectors. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Common Stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Common Stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of Common Stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information.

Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, we believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and our Chairman is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers and our Chairman are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors expect to have, and any of them may in the future become, affiliated with several other entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors expect to have, and all of them may in the future become, affiliated with several other entities that are engaged in a similar business.

Certain of our officers and directors expect to have, and any of them in the future may further have, fiduciary or contractual obligations to several other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our Sponsor and its affiliates may have incentives to take increased investment risk and to complete a transaction on terms that are less favorable to you in order to complete a transaction within the specified time period to avoid losing their investment.

You should be aware that our Sponsor’s and its permitted transferees’ collective ownership of more than 20% of our issued and outstanding shares and the Private Placement Warrants that are exercisable for additional shares of our common stock, which it has collectively acquired for $5,000,000, as well as any working capital loans by our Sponsor that may be converted into warrants, could create actual and significant conflicts of interest.

You should also be aware that this expected ownership interest will have an immediate and substantial dilutive impact on the value of our Class A common stock. It is not possible to quantify the extent of such dilution at this time, which will be impacted by a number of unknown factors, including without limitation the number of redemptions in connection with our initial business combination, which will magnify the dilutive impact of our Sponsor’s ownership interests, as well as certain rights that we may, in our discretion, grant to parties in connection with any financing necessary to complete our initial business combination, including in the form of a private investment in public equity (“PIPE”).

We must generate sufficient value from our initial business combination in order to overcome the dilutive impact of these factors, including our Sponsor’s expected ownership interests, and there is no guarantee that we will be able to do so. Moreover, even if our initial business combination generates sufficient value to overcome this dilution, you will still bear the impact of this dilution as a cost. Additionally, our Sponsor may still realize substantial profits by virtue of its expected ownership interests in our Founder Shares and Private Placement Warrants—even if our initial business combination does not generate sufficient value to overcome the dilution you will experience and even if our post-combination business performs poorly—while you will experience a loss. Please see “——Risks Relating to Our Securities  — The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us” and “— Risks Relating to Our Securities—Our Sponsor paid an aggregate of $25,000, or approximately $0.003 per Founder Share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.”

Our Sponsor’s expected ownership interests in our Founder Shares and Private Placement Warrants (including any working capital loans by our Sponsor that may be converted into warrants), as well as the other forms of compensation our Sponsor and its affiliates are expected to receive from us, together, create significant actual and potential conflicts of interest. In particular, our Sponsor and its affiliates will benefit more than you from our completion of an initial business combination, and may benefit from an initial business combination even if you experience a loss. Accordingly, our Sponsor and its affiliates have an incentive to take increased investment risk and to complete a transaction on terms that are less favorable to you—including by completing a transaction that may not generate sufficient value to overcome the dilutive impact of their expected ownership interests on your investment—in order to complete a transaction within the specified time period to avoid losing their investment.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our Public Shares if we have not completed our initial business combination within 24 months from the closing of the IPO, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of the IPO for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the IPO before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A common stock and warrants have been approved for listing on Nasdaq. Although after giving effect to the IPO we met the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our Units and eventually our Class A common stock and warrants will be listed on Nasdaq, our Units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Our Sponsor paid an aggregate of $25,000, or approximately $0.003 per Founder Share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

The difference between the public offering price per share (allocating all of the Unit purchase price to the common stock and none to the warrant included in the Unit) and the pro forma net tangible book value per share of our Class A common stock after the IPO constitutes the dilution to the investors in the IPO. Our Sponsor acquired the Founder Shares at a nominal price, significantly contributing to this dilution. At the time of the closing of the IPO, the public stockholders incurred an immediate and substantial dilution of approximately 91.5%, the difference between the pro forma net tangible book value per share of approximately $0.85 and the initial offering price of $10.00 per Unit. This dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

The market for our securities is still in development, which may adversely affect the liquidity and price of our securities.

There is currently a limited market for our securities. Stockholders therefore have little to no access to information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our securities may never develop or, if developed, may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

We are not registering the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We are not registering the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, to use our commercially reasonable efforts to file, and within 60 business days following our initial business combination have declared effective, a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the issuance of the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue-sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units sold in the IPO. In such an instance, our Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Computershare Trust Company, N.A., as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and may result in a diversion of the time and resources of our management and board of directors.

Our warrants are accounted for as a warrant liability and were recorded at fair value upon issuance, with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

We issued warrants to purchase 5,000,000 shares of our Class A common stock as part of the Units offered by the Final Prospectus and, simultaneously with the closing of the IPO, we issued in a Private Placement an aggregate of 3,333,333 Private Placement Warrants to purchase an aggregate of 3,333,333 shares of Class A common stock. We expect to account for these as a warrant liability. They were recorded at fair value upon issuance, with any changes in fair value each period being reported in earnings as determined by us based on a valuation report obtained from our third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us (except as described in the Final Prospectus under “Description of Securities — Warrants — Public Stockholders’ Warrants — Redemption of Warrants”) so long as they are held by our Sponsor, any Institutional Anchor Investors or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 5,000,000 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided in the Final Prospectus), as part of the Units offered by the Final Prospectus and, simultaneously with the closing of the IPO, we issued in a Private Placement an aggregate of 3,333,333 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders and permitted transferees currently hold 3,750,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO except that, so long as they are held by our Sponsor, any Institutional Anchor Investor or their permitted transferees: (1) they will not be redeemable by us (except as described in the Final Prospectus under “Description of Securities — Warrants — Public Stockholders’ Warrants — Redemption of Warrants”); (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor or the relevant Institutional Anchor Investor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Common Stock issuable upon exercise of these warrants) are entitled to registration rights. The Private Placement Warrants will not vote on any amendments to the warrant agreement discussed elsewhere in this report.

Because each Unit offered in the IPO contained one-third of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit offered in the IPO contained one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

Provisions in our Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, and the fact that prior to the completion of our initial business combination only holders of our shares of Class B common stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our Certificate of Incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) for which the Court of Chancery and the U.S. federal district court for the District of Delaware does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, our Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulation thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and to have consented to the forum provisions in our Certificate of Incorporation, however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may make it more costly for a stockholder to bring a claim, and it may also limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

An investment in our shares may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our shares may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we issued in the IPO, the allocation an investor makes with respect to the purchase price of a Unit between the Class A common stock and the one-third of a warrant to purchase one Class A common stock included in each Unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units we issued in the IPO is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our Class A common stock suspend the running of a U.S. Holder’s (as defined in “United States Federal Income Tax Considerations” in the Final Prospectus) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results, and we did not commence operations until obtaining funding through the IPO. Because we have a limited operating history, you have a limited basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team and their respective affiliates, including Axon Capital and Prime Movers Lab, is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team and their respective affiliates, including Axon Capital and Prime Movers Lab, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance, including that of Axon Capital and Prime Movers Lab, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Axon Capital, Prime Movers Lab or any of their funds.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently utilize office space at 126 E. 56th Street, 30th Floor, New York, New York 10022. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Units, Class A common stock and warrants are listed on The Nasdaq Capital Market under the symbols “APMIU,” “APMI” and “APMIW,” respectively.

On October 1, 2021, the Company announced that the holders of the Company’s Units, each consisting of one share of the Company’s Class A common stock (“Common Stock”) and one-third of one redeemable warrant, with each whole warrant entitling the holder to purchase one share of Common Stock at a price of $11.50 per share, may elect to separately trade the Common Stock and warrants included in the Units commencing on October 4, 2021. Any Units not so separated will continue to trade on Nasdaq under the symbol “APMIU.” Any underlying shares of Common Stock and warrants that are separated are expected to trade on Nasdaq under the symbols “APMI” and “APMIW,” respectively. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Holders of Units will need to have their brokers contact Computershare Trust Company, N.A., the Company’s transfer agent, in order to separate the holders’ Units into shares of Common Stock and warrants.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report entitled “Risk Factors” and “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on April 1, 2021, for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (“business combination”). We intend to effectuate our business combination using cash from the proceeds of our IPO, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As indicated in the accompanying audited financial statements, as of December 31, 2021, we had $449,254 in cash and working capital of $85,144. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO, and, since the closing of our Initial Public Offering, our search for business combination candidates. On August 17, 2021, we consummated our IPO of 15,000,000 Units, as described below under “—Liquidity and Capital Resources.” Subsequent to our IPO, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds of the IPO and the Private Placement (as defined herein). There has been no significant change in our financial or trading position since the date of our unaudited condensed financial statements included in our Quarterly Report on Form 10-Q filed with the SEC on November 18, 2021. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for due diligence expenses. We expect our expenses to increase substantially since the closing of our IPO.

Our entire activity from April 1, 2021 (inception) through December 31, 2021, was, except as noted above, related to organizational activities and those necessary to prepare for the IPO. Although we consummated the IPO, we will not be generating any operating revenues until the closing and completion of our initial business combination.

For the period from April 1,2021 (inception) through December 31, 2021, we had net income of $525,837, which consisted of $1,175,244 of formation costs and other operating expenses, a warrant offering expense of $289,574, $141,870 of offering costs related to transferring founder shares to anchor investors, and $151,374 of franchise tax expense, offset by gain on change in fair value of warrant liabilities of $2,283,333, and income earned on investments in Trust Account of $566.

 Liquidity and Capital Resources

 Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from the sale of the Class B common stock (i.e., the Founder Shares) to our initial stockholders and up to $300,000 in loans from our Sponsor under an unsecured promissory note. As of the IPO date of August 17, 2021, the Company had drawn approximately $69,000 from the promissory note. As of December 31, 2021, the Company had repaid the amount borrowed and has not drawn any amount from the promissory note.

The registration statement for our IPO was declared effective on August 12, 2021. On August 17, 2021 we consummated our IPO of 15,000,000 Units at $10.00 per share. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Certain investment funds managed by affiliates of the Sponsor purchased an aggregate of 1,500,000 Units in the IPO. As part of the IPO, the Institutional Anchor Investors purchased an aggregate of $127,900,000 of Units. The IPO generated net proceeds of $146,466,375 and offering costs of $8,703,625, which includes $3,000,000 of underwriting fees, $5,250,000 in deferred underwriting commissions, $453,625 of other offering costs, and an estimated additional $80,000 in other offering expenses that will be paid (or net proceeds of $141,216,375 giving effect to deferred underwriting commissions). No payments for offering expenses, and no payments from the net offering proceeds, were made by us to our directors, officers or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company, except that offering expenses have been funded in part by the outstanding promissory note with our Sponsor, as disclosed above.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 3,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $5,000,000, to the Sponsor. Substantially concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 66,666 Private Placement Warrants to the Institutional Anchor Investors. The Private Placement Warrants are identical to the warrants sold in the IPO, except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The purchasers of the Private Placement Warrants have agreed not to transfer, assign or sell any of the securities purchased in the Private Placement, including the underlying shares of Class A common stock (except to certain permitted transferees), until 30 days after the consummation of the Company’s initial business combination.

 Upon the closing of the IPO and the Private Placement, a total amount of $150,000,000 ($10.00 per share) from the net proceeds of the IPO and certain of the proceeds of the Private Placement was placed in a Trust Account located in the United States with Computershare Trust Company, N.A. acting as trustee. The funds are invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a business combination and (ii) the distribution of the Trust Account.

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

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside of the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

 Commitments and Contractual Obligations

Administrative Services Agreement

On August 12, 2021, we entered into an Administrative Services Agreement pursuant to which we have been paying our Sponsor or an affiliate of our Sponsor a total of $10,000 per month, and will continue to pay this amount for up to 24 months in total, for administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

 Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriter’s over-allotment option was not exercised and expired on September 26, 2021.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting estimates:

Warrant Liabilities

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants were estimated using a Monte Carlo simulation model-based approach. The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of December 31, 2021 the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW (See Note 10).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Income per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Net income per share of Class A common stock is calculated by dividing weighted net income by the weighted average number of shares of Class A common stock outstanding during the period. Net income per share of Class B common stock is calculated by dividing weighted net income by the weighted average number of shares of Class B common stock outstanding during the period. The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the IPO (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,000,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Founders, Directors and Executive Officers

Our founders, officers and directors are as follows:

Name	Age	Title
Dinakar Singh	53	Founder, Chief Executive Officer
Dakin Sloss	31	Founder
Jon Layman	56	Chief Financial Officer, Chief Operating Officer, Director
Richard Spencer	68	Director
Muneer Satter	61	Director
Koryn Estrada	36	Director
William Ulrich	38	Director

Dinakar Singh is our Founder and CEO. Mr. Singh is the CEO of Axon Capital, a global investment firm, which he founded in 2005. Mr. Singh was previously a senior Partner at Goldman Sachs, where he was global co-head of the Principal Strategies Department, which was the firm’s highly profitable global equities proprietary trading and investment business. He was also a member of the Operating Committee, Partnership Committee, Risk Committee and Asia Management Committee. Mr. Singh became a partner in 1998, and at that time was the second youngest partner in Goldman Sachs history. Driven by his daughter Arya’s diagnosis with Spinal Muscular Atrophy (“SMA”), Mr. Singh established the SMA Foundation in 2003 to drive development of a treatment for SMA, which was the leading genetic cause of death in young children. Through over $100 million of strategic investments, the Foundation successfully facilitated or drove three transformative FDA-approved treatments, and helped establish SMA as a model for the potential to transform deadly rare diseases. Mr. Singh serves on the boards of the Columbia University Medical Center and New York Public Library, where he chairs the Investment Committee for the NYPL endowment. He also previously served as a member of the Yale Investment Committee, and Trustee of Rockefeller University and Cold Spring Harbor Laboratory, and served on the investment committees of both.

Dakin Sloss is our Founder. Mr. Sloss is Founder and General Partner of Prime Movers Lab. He has led investments in and is a Board Member at Momentus Inc., Heliogen, Inc., Vaxxinity, Inc. (formerly known as C19 Corp., and formerly doing business as Covaxx), Tarana Wireless Inc. and Carbon Capture, Inc. Prior to founding Prime Movers Lab, Mr. Sloss served as founding CEO of Tachyus Corp. and OpenGov. Mr. Sloss studied Mathematics, Physics, and Philosophy at Stanford University. Mr. Sloss was recognized as one of Yahoo Finance’s THE NEXT: 21 people who will have a significant impact on the worlds of finance, business, sports or politics in the year ahead and was featured on CNBC discussing the rise of SPACs. In 2016, Mr. Sloss was recognized as a featured Forbes 30 Under 30 energy entrepreneur. In 2017, Mr. Sloss was named as a San Francisco Business Times 40 Under 40 honoree.

Jon Layman is our Director, COO and CFO. Mr. Layman is a General Partner at Prime Movers Lab. Mr. Layman has spent the last 20-plus years in San Francisco and Silicon Valley advising founders, entrepreneurs and technology and life sciences companies. Mr. Layman has extensive experience advising on and managing mergers and acquisitions, technology company investments and capital markets transactions. Mr. Layman also has extensive experience advising public companies on corporate governance, securities, mergers and acquisitions and capital raising transactions. Prior to joining Prime Movers Lab in February 2021, Mr. Layman was a Partner in the corporate group at Hogan Lovells US LLP since 2010. Prior to joining Hogan Lovells, Mr. Layman was a Partner at Wilson Sonsini Goodrich & Rosati PC. Mr. Layman earned his bachelor’s degree at the University of Michigan and his JD from New York University. We believe that Mr. Layman is qualified to serve on our board of directors due to his extensive legal experience.

Richard Spencer is a 1976 graduate of Rollins College with a Bachelor of Arts in Economics. Upon graduation, he joined the United States Marine Corps, and proudly served as an H-46 (Phrog) pilot until 1981. After leaving active duty, Mr. Spencer worked on Wall Street for 16 years with responsibilities centered on investment banking services. He served as President of Crossroads Investment Management, LLC, and then joined Intercontinental Exchange, Inc., as Vice Chairman and Chief Financial Officer. Before being nominated as the Secretary of the Navy in 2017, Mr. Spencer was the Managing Director of Fall Creek Management, LLC. Mr. Spencer is also on the boards of Global Atlantic Financial Group, Morpheus Space GmbH and Aviation Safety Resources Inc. Mr. Spencer was sworn in as the 76th secretary of the Navy on Aug. 3, 2017, and served in that office until Nov 24, 2019. He served as acting secretary of defense from July 15, 2019, to July 23, 2019. He performed the duties of the deputy secretary of defense from July 23, 2019, to July 31, 2019. We believe that Mr. Spencer is qualified to serve on our board of directors due to his extensive business experience.

Muneer Satter has been Founder and Managing Partner of Satter Medical Technology Partners, L.P. since 2016, and Chairman of Satter Investment Management, LLC since 2012, and he also manages the Satter Foundation. Prior to Satter Investment Management, Mr. Satter was a partner at Goldman Sachs where he spent 24 years in various roles, most recently as a senior member of the Merchant Banking Investment Committee overseeing private equity and debt investments, and the Global Head of the Mezzanine Group in the Merchant Banking Division, where he raised and managed over $30 billion of assets. He was also Chairman of the Risk Committee overseeing $80 billion of assets. Mr. Satter is currently a director of REX – Real Estate Exchange, Inc. Mr. Satter has been a director of Annexon, Inc. since December 2014, and was a director of Aerpio Pharmaceuticals, Inc. from October 2013 to June 2020, a director and Chairman of Akebia Therapeutics, Inc. from May 2013 to December 2018 and a director of Vital Therapies, Inc. from October 2012 to October 2018. Mr. Satter serves as Vice Chairman of the Goldman Sachs Foundation and GS Gives, where he is also Chairman of the Investment Committee overseeing $1.2 billion of assets. Mr. Satter is also on the Board of Advisors of Accelerate Institute and is on the board of directors of the Navy SEAL Foundation and Northwestern Medical Group. Mr. Satter is on the Board of Trustees of Northwestern University, where he was also previously Chairman of the Finance Committee. Mr. Satter is also a former board member of World Business Chicago and the Nature Conservancy, where he was Chairman of the Finance Committee overseeing a $1.8 billion endowment. Mr. Satter received a B.A. in Economics from Northwestern University, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School. We believe that Mr. Satter is qualified to serve on our board of directors due to his extensive investment experience.

Koryn Estrada is a Partner, co-CEO and co-CIO of Axon Capital, an asset management firm in New York. Ms. Estrada oversees a portfolio of concentrated long-term public and private investments, and in particular has driven the firm’s sizable portfolio of investments in early-stage growth companies. Prior to joining Axon Capital in 2011, Ms. Estrada worked at Shumway Capital Partners, and prior to that in the Oil & Gas group of the UBS Investment Banking Division. She is a co-founder of and partner at RiseWell, a rapidly growing oral care company, inspired by her passion for wellness and natural products. She is also a director of various growth companies including HeyMama and NuMilk (Plant Tap Inc.). She received her BA from Columbia University with majors in Economics and Philosophy.

William Ulrich has 15 years of experience within the energy and finance sectors and is focused on deploying technology to drive behavior change in the energy industry. Mr. Ulrich is currently the co-CEO and a Director of Presidio Petroleum. Fort Worth-based Presidio is an oil and gas efficiency company founded to acquire, operate, and optimize producing oil and natural gas properties in established U.S. onshore basins. The company leverages engineering efficiency and the embedding of technology to improve decision-making, achieve best-in-class operations, and enhance free cash flow in an environmentally and socially responsible manner across its portfolio of over 5,500 oil and gas wells. From 2009 to 2016, Mr. Ulrich served in senior corporate development roles at Atlas Energy (NYSE: ATLS), Atlas Pipeline Partners L.P. (NYSE: APL) and Atlas Resource Partners L.P. (NYSE: ARP). From 2005 to 2009, Mr. Ulrich was an investment banker at UBS Investment Bank. We believe that Mr. Ulrich is qualified to serve on our board of directors due to his extensive business and public company experience.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of our initial directors will expire at our first annual meeting of stockholders.

Prior to consummation of our initial business combination, holders of our Class B common stock will have the right to elect all of our directors and remove members of our board of directors for any reason. Holders of our Public Shares will not have the right to vote on the election of directors during such time. These provisions of our Certificate of Incorporation may only be amended if approved by holders of at least 90% of the outstanding shares of our Common Stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our Sponsor then on our board of directors, or by holders of a majority of the outstanding shares of our Class B common stock.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, a Secretary and such other officers (including without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined from time to time by the board of directors.

Committees of the board of directors

Our board of directors has two standing committees: an audit committee and a compensation committee, each of which is composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Muneer Satter, William Ulrich and Richard Spencer. Muneer Satter serves as chairman of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that Muneer Satter qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and responsibilities of the audit committee, including:

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Muneer Satter, William Ulrich and Richard Spencer. Muneer Satter serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement (if applicable); and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by applicable law or stock exchange rules. In accordance with Rule 5605(e)(2) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees (our “Code of Ethics”). A copy of the Code of Ethics may be provided without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Limitation on Liability and Indemnification of Officers and Directors

Our Certificate of Incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Certificate of Incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Certificate of Incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Indemnity

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Item 11.	Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor or an affiliate of our Sponsor a total of $10,000 per month, for up to 24 months for administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, we had no equity compensation plans or outstanding equity awards. The following table is presented as of December 31, 2021 in accordance with SEC requirements:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report, and as adjusted to reflect the sale of our common stock included in the Units offered in our Initial Public Offering, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
•	each of our executive officers, directors and director nominees; and
•	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

	Class A		Class B
	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned(2)	Percentage of Class
Name of Beneficial Owner(1)
Principal Stockholders:
AxonPrime Infrastructure Sponsor LLC (3)	—	—	3,025,000	80.7%
683 Capital Management, LLC (4)	1,000,000	6.70%	50,000	1.6%
Arena Capital Advisors, LLC (5)	1,485,000	9.90%	—	—
FIG LLC (6)	1,000,000	6.70%	—	—
Polar Asset Management Partners Inc. (7)	1,185,500	7.90%	—	—
Sandia Investment Management L.P. (8)	1,000,000	6.70%	—	—
Sculptor Capital LP (9)	1,484,100	9.89%	—	—
Directors and Named Executive Officers:
Dinakar Singh (3),(10)	1,500,000	10.0%	3,025,000	80.7%
Jon Layman	—	—	—	—
Richard Spencer	—	—	25,000	*
Muneer Satter	—	—	25,000	*
Koryn Estrada	—	—	—	—
William Ulrich	—	—	25,000	*
Directors and executive officers as a group (6 individuals)	1,500.000	10.0%	3,100,000	82.7%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 126 E 56th Street, 30th Floor, New York, New York 10022.
(2)
Interests shown consist solely of Founder Shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)
AxonPrime Infrastructure Sponsor LLC is the record holder of the shares. The Sponsor is a direct subsidiary of AxonPrime Infrastructure Sponsor JV LLC. 50% of the equity interests in AxonPrime Infrastructure Sponsor JV LLC are directly owned by Prime Infrastructure Sponsor LLC and 50% of such interests are directly owned by Axon Infrastructure Sponsor LLC. Prime Infrastructure Sponsor LLC is controlled by Dakin Sloss and Axon Infrastructure Sponsor LLC is controlled by Dinakar Singh. AxonPrime Infrastructure Sponsor LLC is therefore indirectly controlled by Messrs. Singh and Sloss. As such, each of Messrs. Singh and Sloss may be deemed to share beneficial ownership of the shares held directly by the Sponsor. Each of Messrs. Singh and Sloss disclaim any beneficial ownership of such shares, , except to the extent of his pecuniary interest therein, if any. The Axon Fund is controlled by Mr. Singh. The Axon Investment Manager, which is also controlled by Mr. Singh, is the investment manager of the Axon Fund and may be deemed to share beneficial ownership of the shares reported above held directly by the Axon Fund and the shares that may be deemed to be beneficially owned by Mr. Singh. The Axon Fund may be deemed to be part of a group that beneficially owns more than 10% of the outstanding shares of Class A Common Stock. Mr. Singh disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein, if any.

(4)
The information in the table above is based solely on information contained in this stockholder’s Schedule 13G under the Exchange Act filed with the SEC on October 26, 2021 on behalf of 683 Capital Management, LLC, 683 Capital Partners, LP, and Ari Zweiman, each of which share voting and dispositive power with respect to certain of the reported shares shown above. 683 Capital Management, LLC, as the investment manager of 683 Capital Partners, LP, may be deemed to have beneficially owned the 1,000,000 shares of Common Stock beneficially owned by 683 Capital Partners, LP. Ari Zweiman, as the Managing Member of 683 Capital Management, LLC, may be deemed to have beneficially owned the 1,000,000 shares of Common Stock beneficially owned by 683 Capital Management, LLC. The address of 683 Capital Management, LLC is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(5)
The information in the table above is based solely on information contained in this stockholder’s Schedule 13G under the Exchange Act filed with the SEC on February 14, 2022 on behalf of Arena Capital Advisors, LLC – CA, Series A of Arena Short Duration High Yield Fund, LP and Series 8, 10, 11 and 16 of Arena Capital Fund, LP. Members of this group include private funds managed by Arena Capital Advisors, LLC, over which such group has sole voting and dispositive power with respect to certain of the reported shares shown above. The address of Arena Capital Advisors, LLC is 12121 Wilshire Blvd., Ste. 1010, Los Angeles, California 90025.

(6)
The information in the table above is based solely on information contained in this stockholder’s Schedule 13G under the Exchange Act filed with the SEC on August 23, 2021, on behalf of FIG LLC, Fortress Operating Entity I LP, FIG Corp. and Fortress Investment Group LLC, each of which share voting and dispositive power with respect to certain of the reported shares shown above. FIG LLC indirectly controls investment advisors to certain investment funds (“Funds”) that hold the Units and may therefore be deemed to beneficially own the shares of Common Stock included in such Units. Fortress Operating Entity I LP directly or indirectly controls the general partners or sole members of the Funds, as applicable, and is the holder of all the issued and outstanding shares of FIG LLC. FIG Corp. is the general partner of Fortress Operating Entity I LP. Fortress Investment Group LLC is the holder of all the issued and outstanding shares of FIG Corp. Therefore, any of Fortress Operating Entity I LP,  FIG Corp. or Fortress Investment Group LLC may be deemed to beneficially own the shares reported above. The address of FIG LLC is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, NY 10105.

(7)
The information in the table above is based solely on information contained in this stockholder’s Schedule 13G under the Exchange Act filed with the SEC on February 7, 2022, on behalf of Polar Asset Management Partners Inc. (“Polar”), which has sole voting and dispositive power with respect to certain of the reported shares shown above. Polar serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares directly held by PMSMF. The address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, Ontario, Canada M5J 0E6.

(8)
The information in the table above is based solely on information contained in this stockholder’s Schedule 13G under the Exchange Act filed with the SEC on February 14, 2022 on behalf of Sandia Investment Management L.P. (“Sandia”) and Timothy J. Sichler, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The shares reported above are beneficially owned by Sandia in its capacity as investment manager to a private investment vehicle and separately managed accounts. Mr. Sichler serves as managing member of the general partner of Sandia and in such capacity may be deemed to indirectly beneficially own the shares reported above. The address of Sandia Investment Management L.P. is 201 Washington Street, Boston, Massachusetts 02108.

(9)
The information in the table above is based solely on information contained in this stockholder’s Schedule 13G/A under the Exchange Act filed with the SEC on February 14, 2022 on behalf of Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corp. (“SCHC”),  Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd., Sculptor Special Funding, LP, Sculptor Credit Opportunities Master Fund, Ltd., Sculptor SC II LP and Sculptor Enhanced Master Fund, Ltd., each of which share voting and dispositive power with respect to certain of the reported shares shown above. Sculptor and Sculptor-II serve as the principal investment managers to a number of private funds and discretionary accounts (collectively, the “Accounts”), which hold the Common Stock reported above, and thus may be deemed beneficial owners of the shares of Class A  common stock in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners  the shares reported above. SCU is the sole shareholder of SCHC, and may be deemed a beneficial owner of  the shares reported above. The address of Sculptor Capital LP is 9 West 57th Street, New York, New York 10019.

(10)
Represents shares of Class A common stock acquired by Axon Partners, LP, of which Axon Capital LP is the investment manager, in connection with the purchase of 1,500,000 units of the Company.  The general partner of Axon Partners, LP is Axon Partners GP, L.P.  The general partner of Axon Partners GP, L.P. is Axon GP, LLC.  The managing member of Axon GP, LLC is Dinakar Singh LLC.  The managing member of Dinakar Singh LLC is Dinakar Singh.  Therefore, the shares reported above may be deemed to be beneficially owned by Mr. Singh. Mr. Singh disclaims beneficial ownership of the such shares, except to the extent of his pecuniary interest therein, if any.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Initial Public Offering

On August 17, 2021, the Company sold 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs totaling $8,703,625, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $453,625 of other offering costs. Each Unit consists of one of the Company’s Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per whole share.

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

Each Private Placement Warrant is identical to each warrant offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a business combination within the Combination Period.

Related Party Transactions

Founder Shares; Initial Public Offering

On April 9, 2021, one of the Company’s founders paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Founder Shares. Subsequently, on April 19, 2021, all Founder Shares were assigned to the Sponsor. On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding as of such date. Also on July 6, 2021, the Sponsor transferred an aggregate of 25,000 Founder Shares to each of the Company’s independent director nominees (75,000 shares in total) at their original issue price.

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

In connection with the closing of the Initial Public Offering, the Sponsor sold 650,000 Founder Shares to the Institutional Anchor Investors at the original purchase price of $0.003 per share.

In addition, certain investment funds managed by an affiliate of the Sponsor purchased an aggregate of 1,500,000 Units as part of the Initial Public Offering. These Units were sold at the public offering price of $10.00 per Unit, generating gross proceeds to the Company of $15,000,000.

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (i.e., the Note). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The Company fully repaid this balance on September 8, 2021. As of December 31, 2021, there were no amounts outstanding on the Note since this is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no written agreement in place for the Working Capital Loans.

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Public Offering in an amount of approximately $121,000 (as borrowed under the Note, as described in the Final Prospectus under “— Promissory Note — Related Party”). The Company repaid the amount due to Sponsor on September 8, 2021. As of December 31, 2021, there were no amounts outstanding.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recognized approximately $50,000 in connection with such services for the period from April 1, 2021 (inception) through December 31, 2021, in general and administrative expenses in the accompanying statement of operations, and which remains included in accrued expenses in the balance sheet.

Director independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We have three “independent directors” as defined in the Nasdaq listing rules and applicable SEC rules. Our board has determined that each of Muneer Satter, William Ulrich and Richard Spencer is an independent director under applicable SEC and Nasdaq listing rules. We expect a majority of our board of directors to be comprised of independent directors within 12 months from the date of listing to comply with the majority independent board requirement of Rule 5605(b) of the Nasdaq listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the period from April 1, 2021 (inception) through December 31, 2021
Audit Fees(1)	$107,635
Audit-Related Fees(2)	$-
Tax Fees(3)	$-
All Other Fees(4)	$-
Total Fees	$107,635

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the financial statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of AxonPrime Infrastructure Acquisition Corporation (the “Company”). (1)
3.2	Bylaws of the Company. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (4)

4.4	Warrant Agreement, dated August 17, 2021, between the Company and Computershare Trust Company, N.A. (4)
4.5	Description of Capital Securities of the Company. *
10.1	Amended and Restated Promissory Note, dated April 9, 2021, issued to AxonPrime Infrastructure Sponsor LLC (the “Sponsor”). (3)
10.2	Letter Agreement, dated August 12, 2021, among the Company, its officers, directors and the Sponsor. (4)
10.3	Investment Management Trust Agreement, dated August 17, 2021, between the Company and Computershare Trust Company, N.A. (4)
10.4	Registration Rights Agreement between the Company and certain securityholders. (4)
10.5	Securities Subscription Agreement, dated April 9, 2021, between the Company and Dakin Sloss. (3)
10.6	Securities Purchase Assignment Agreement, dated April 19, 2021, between the Company and AxonPrime Infrastructure Sponsor LLC. (3)
10.7	Sponsor Warrants Purchase Agreement, dated August 12, 2021, between the Company and the Sponsor. (5)
10.8	Form of Indemnity Agreement. (3)
10.9	Administrative Services Agreement, dated August 12, 2021, between the Company and the Sponsor. (5)
10.10	Form of Investment Agreement by and among the Company, AxonPrime Infrastructure Sponsor LLC and the institutional anchor investors. (3)
14	Code of Ethics. (3)
24	Power of Attorney (included on signature page hereof). *
31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on the Company’s Form 8-K, filed with the SEC on August 20, 2021.

(2)	Incorporated by reference to an exhibit to the Current Report on the Company’s Form 10-Q, filed with the SEC on September 27, 2021.

(3)	Incorporated by reference to an exhibit to the Company’s Form S-1, filed with the SEC on July 8, 2021.

(4)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2021.

(5)	Incorporated by reference to an exhibit to the Company’s Form 10-Q, filed with the SEC on November 18, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AxonPrime Infrastructure Acquisition Corporation

	By:	/s/ Dinakar Singh
	Name:	Dinakar Singh
	Title:	Chief Executive Officer

Date: March 31, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jon Layman and, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dinakar Singh	Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Dinakar Singh

/s/ Jon Layman	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial and Accounting Officer)	March 31, 2022
Jon Layman

/s/ Richard Spencer	Director	March 31, 2022
Richard Spencer

/s/ Muneer Satter	Director	March 31, 2022
Muneer Satter

/s/ Koryn Estrada	Director	March 31, 2022
Koryn Estrada

/s/ William Ulrich	Director	March 31, 2022
William Ulrich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
AxonPrime Infrastructure Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AxonPrime Infrastructure Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from April 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.
New York, New York
March 31, 2022
PCAOB Number 100

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
BALANCE SHEET
AS OF DECEMBER 31, 2021

ASSETS
Current assets
Cash	$449,254
Prepaid insurance	565,548
Total current assets	1,014,802
Investment held in Trust Account	150,000,566
Long-term prepaid insurance	329,901
Total Assets	$151,345,269

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$501,138
Franchise tax payable	151,374
Accounts payable	447,434
Total current liabilities	1,099,946
Deferred underwriting fee payable	5,250,000
Warrant liabilities	6,200,000
Total Liabilities	12,549,946

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares subject to possible redemption at $10.00 per share	150,000,000

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common Stock - $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 15,000,000 shares subject to possible redemption)	—
Class B Common Stock - $0.0001 par value; 50,000,000 shares authorized; 3,750,000 shares issued and outstanding	375
Additional paid-in capital	—
Accumulated deficit	(11,205,052)
Total Stockholders’ Deficit	(11,204,677)
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders’ Deficit	$151,345,269

The accompanying notes are an integral part of the financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation costs and other operating expenses	$1,175,244
Franchise tax expense	151,374
Loss from operations	(1,326,618)

Other Income (expense):
Change in fair value of warrant liabilities	2,283,333
Warrant offering expense	(289,574)
Offering costs related to transferring founder shares to anchor investors	(141,870)
Income earned on investments in Trust Account	566
Net income	$525,837
Weighted average Class A common stock outstanding, basic and diluted	7,472,727
Basic and diluted net income per share, Class A	$0.05
Weighted average Class B common stock outstanding, basic and diluted	3,996,818
Basic and diluted net income per share, Class B	$0.05

The accompanying notes are an integral part of the financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at April 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	1,266,667	—	1,266,667
Forfeiture of Class B common stock	(562,500)	(56)	56	—
Accretion for Class A common stock to redemption amount	—	—	(1,291,292)	(11,730,889)	(13,022,181)
Net income	—	—	—	525,837	525,837
Balances at December 31, 2021	3,750,000	$375	$—	$(11,205,052)	$(11,204,677)

The accompanying notes are an integral part of the financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flow from operating activities:
Net income	$525,837
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments in Trust Account	(566)
Change in fair value of warrant liabilities	(2,283,333)
Transaction costs allocable to derivative warrant liabilities and founder shares to anchor investors	431,444
Changes in operating assets and liabilities
Prepaid insurance	(895,449)
Accounts payable	447,434
Accrued expenses	501,138
Franchise tax payable	151,374
Net Cash used in Operating Activities	(1,122,121)

Cash flow from investing activities:
Cash deposited in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash flow from financing activities:
Proceeds received from initial public offering, gross	$150,000,000
Proceeds from Promissory note payable	121,138
Repayments of Promissory note payable	(121,138)
Proceeds from private warrants	5,000,000
Payment of offering costs	(3,428,625)
Net Cash provided by Financing Activities	151,571,375

Net change in cash	449,254
Cash at the beginning of the period	—
Cash at the end of the period	$449,254

Supplement disclosure of cash flow information:
Non-cash investing and financing activities:
Offering costs paid by Sponsor	$327,725
Deferred underwriting commissions	$5,250,000
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in Due to Sponsor	$52,250

The accompanying notes are an integral part of the financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below, and, since the closing of the Initial Public Offering, the Company’s search for Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is AxonPrime Infrastructure Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on August 12, 2021. On August 17, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000 (see Note 3).

As part of the Initial Public Offering, certain institutional anchor investors (the “Institutional Anchor Investors”) not then affiliated with the Company, the Sponsor, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 12,790,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $127,900,000 which is included in the gross proceeds of $150,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement (“Private Placement”) to the Sponsor, generating gross proceeds of $5,000,000 (see Note 4). Substantially concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 66,666 Private Placement Warrants to the Institutional Anchor Investors for $100,000.

During the closing of the IPO, the Institutional Anchor Investors also purchased 650,000 shares of Class B common Stock (“Founder Shares”) from the Sponsor at the original purchase price of $0.003 per share (see Note 5). The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s Business Combination on a one-for-one basis, subject to adjustment as provided in the Company’s final prospectus, dated August 12, 2021, as filed with the SEC on August 16, 2021 (“Final Prospectus”).

The Company incurred offering costs in the Public Offering totaling $8,703,625, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $453,625 of other offering costs.

Following the closing of the Initial Public Offering on August 17, 2021, an amount of $150,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and additional proceeds from the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) located in the United States and are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

As of December 31, 2021, the Company had $449,254 in its operating bank account and working capital of $85,144. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $121,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, there was no written agreement in place for the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgements are used in, among other things, estimating fair value of warrant liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $449,254 of cash and no cash equivalents as of December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information

Income Taxes

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were forfeited because the over-allotment option was not exercised by the underwriter (see Note 5 and Note 8).

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of Class A common stock in the aggregate. At December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share (in dollars, except per share amounts):

	For the Period from April 1, 2021 (inception) through December 31, 2021
	Class A	Class B
EPS: Common Stock
Numerator:
Allocation of net income	$342,597	$183,240
Denominator:
Basic and diluted weighted average shares outstanding	7,472,727	3,996,818
Basic and diluted net income per share	$0.05	$0.05

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants were estimated using a Monte Carlo simulation model-based approach (see Note 10). The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of December 31, 2021 the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(4,750,000)
Class A common stock issuance costs	(8,272,181)
Add:
Accretion of carrying value to redemption value	13,022,181
Class A common stock subject to possible redemption at December 31, 2021	$150,000,000

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option on September 26, 2021 an aggregate of 3,750,000 founder shares were issued and outstanding as of December 31, 2021, and 562,500 Founder Shares were forfeited by the Sponsor as the underwriter’s over-allotment option was not exercised.

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

In addition, certain investment funds managed by an affiliate of the Sponsor purchased an aggregate of 15,000,000 Units as part of the Initial Public Offering. These Units were sold at the public offering price of $10.00 per Unit, generating gross proceeds to the Company of $150,000,000.

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The company fully repaid this balance on September 8, 2021. As of December 31, 2021, there were no amounts outstanding on the Note since this is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no outstanding amounts due under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recognized approximately $50,000 in connection with such services for the period from April 1, 2021 (inception) through December 31, 2021 in formation costs and other operating expenses in the accompanying statement of operations, and which remains included in accrued expenses in the balance sheet.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The underwriter’s over-allotment option was not exercised and expired on September 26, 2021.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. WARRANT LIABILITIES

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, of par value $0.0001 per share. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 15,000,000 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue up to 50,000,000 shares of Class B common stock, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2021, there were 3,750,000 shares of Class B common stock issued or outstanding.

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

Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of December 31, 2021 (reflecting the forfeiture by the Sponsor of 562,500 founder shares).

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

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share Accordingly, as of December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Investments held in Trust Account(1)	1	$150,000,566
Liabilities:
Private Placement Warrants(2)	3	$2,500,000
Public Warrants(2)	1	$3,700,000

(1) The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2) Measured at fair value on a recurring basis

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on August 17, 2021, using a Monte Carlo simulation model for both the Public Warrants and the Private Placement Warrants. The Company allocated the proceeds received from (i) the Sale of Units (which is inclusive of one share of Class A common stock, and one-third of one Public Warrant), and (ii) the sale of Private Placement Warrants, and first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	Initial Measurement

Risk-free interest rate	0.91%
Expected term (years)	6.0
Expected volatility	17.8%
Exercise price	$11.50
Fair value of Units	$9.68

Inherent in an options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.

•	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants.
•	The expected life of the warrants is assumed to be equivalent to their remaining contractual term.
•	The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants.
•	The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Subsequent Measurement

The Subsequent measurement of the Public Warrants as of December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker APMIW. The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of December 31, 2021, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method. The fair value classification for the Private Placement Warrants remains unchanged as Level 3 from their initial valuation.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $2.5 million and $3.7 million respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of April 1, 2021 (inception)	$—	$—	$—
Initial measurement on August 17, 2021	3,733,333	4,750,000	8,483,333
Change in valuation inputs or assumptions(1)	(1,233,333)	(1,050,000)	(2,283,333)
Transfer to Level 1		(3,700,000)	(3,700,000)
Fair value as of December 31, 2021(2)	$2,500,000	$—	$2,500,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the period ended December 31, 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement during the period ended December 31, 2021 when the Public Warrants were separately listed and traded and utilized as an input.

  NOTE 11. TAXES

For the Period From April 1, 2021 (Inception) Through December 31, 2021
Deferred tax assets:
Franchise tax	151,374
Start-up costs	$1,606,688
Total deferred tax assets	1,758,062

Valuation Allowance	(1,758,062)

Deferred tax asset, net of allowance	$—

Below is breakdown of the income tax provision.

For the Period From April 1, 2021 (Inception) Through December 31, 2021
Federal
Current	$—
Deferred	(1,758,062)
State and local
Current	—
Deferred	—
Change in valuation allowance	1,758,062
Income tax provision	$—

As of December 31, 2021, the Company had no U.S. federal operating loss carryovers.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2021, the change in the valuation allowance was $1,758,062.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

For the Period From April 1, 2021 (Inception) Through December 31, 2021
U.S. federal statutory rate	21.0%
Change in FMV of Warrants	-434%
Valuation allowance	413%
Income tax provision	—%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating income. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 12. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon the review, other than disclosed below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.