Form 10-Q
period 2022-03-31
AxonPrime Infrastructure Acquisition Corp
filed 2022-05-23
CIK 1857662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, there were 15,000,000 shares of the registrant’s Class A common stock and 3,750,000 shares of the registrant’s Class B common stock outstanding.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$365,701	$449,254
Prepaid insurance	565,548	565,548
Total current assets	931,249	1,014,802
Investment held in Trust Account	150,011,082	150,000,566
Long-term prepaid insurance	152,195	329,901
Total Assets	$151,094,526	$151,345,269

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$617,061	$501,138
Franchise tax payable	201,374	151,374
Accounts payable	510,846	447,434
Total current liabilities	1,329,281	1,099,946
Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	3,783,333	6,200,000
Total Liabilities	10,362,614	12,549,946

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021	150,000,000	150,000,000

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A Common Stock - $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 15,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B Common Stock - $0.0001 par value; 50,000,000 shares authorized; 3,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	375	375
Additional paid-in capital	—	—
Accumulated deficit	(9,268,463)	(11,205,052)
Total Stockholders’ Deficit	(9,268,088)	(11,204,677)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$151,094,526	$151,345,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2022

Other operating expenses	$440,594
Franchise tax expense	50,000
Loss from operations	(490,594)
Other income:
Change in fair value of warrant liabilities	2,416,667
Income earned on investments in Trust Account	10,516
Other income	2,427,183
Net income	$1,936,589
Weighted average Class A common stock outstanding, basic and diluted	15,000,000
Basic and diluted net income per share, Class A	$0.10
Weighted average Class B common stock outstanding, basic and diluted	3,750,000
Basic and diluted net income per share, Class B	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
Unaudited CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	3,750,000	$375	$—	$(11,205,052)	$(11,204,677)
Net income	—	—	—	1,936,589	1,936,589
Balances at March 31, 2022 (Unaudited)	3,750,000	$375	$—	$(9,268,463)	$(9,268,088)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
Unaudited CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash flow from operating activities:
Net income	$1,936,589
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments in Trust Account	(10,516)
Change in fair value of warrant liabilities	(2,416,667)
Changes in operating assets and liabilities
Prepaid insurance	177,706
Accounts payable	63,412
Accrued expenses	115,923
Franchise tax payable	50,000
Net cash used in operating activities	(83,553)

Net change in cash	(83,553)
Cash at the beginning of the period	449,254
Cash at the end of the period	$365,701

The accompanying notes are an integral part of these condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below, and, since the closing of the Initial Public Offering, the Company’s search for Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Following the closing of the Initial Public Offering on August 17, 2021, an amount of $150,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and additional proceeds from the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) located in the United States and are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit of $10.00.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $365,701 in its operating bank account and working capital deficit of $398,032. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $121,000 pursuant to the Note issued to the Sponsor (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, there was no written agreement in place for the Working Capital Loans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company would not be able to meet its obligations as they become due within one year after the date that the unaudited condensed financial statements are available to be issued. As such, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2022, no adjustments have been made to the carrying amounts of assets or liabilities.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgements are used in, among other things, estimating fair value of warrant liabilities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2022 and December 31, 2021, the Company had $150,011,082 and $150,000,566 in the Trust Account, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.  The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of  Class A common stock in the aggregate. At March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share (in dollars, except per share amounts):

	For the three months ended March 31, 2022
	Class A	Class B
EPS: Common Stock
Numerator:
Allocation of net income	$1,549,271	$387,318
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000
Basic and diluted net income per share	$0.10	$0.10

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The fair value of the private warrants were estimated using a Monte Carlo simulation model-based approach (see Note 10). The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of March 31, 2022 and December 31, 2021, the Public Warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of  uncertain future events. Accordingly, as of March 31, 2022, and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross Proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(4,750,000)
Class A common stock issuance costs	(8,272,181)
Add:
Accretion of carrying value to redemption value	13,022,181
Class A common stock subject to possible redemption	$150,000,000

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature except for warrant liabilities (see Note 10).

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares and Initial Public Offering

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option on September 26, 2021, 562,500 Founder Shares were forfeited by the Sponsor resulting in an aggregate amount outstanding of 3,750,000 Founder Shares as of March 31, 2022 and December 31, 2021.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination or (B) following the completion of an initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

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

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The Company fully repaid this balance on September 8, 2021. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding on the Note since this is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no outstanding amounts due under the Working Capital Loans.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 in connection with such services for the three months ended March 31, 2022 in other operating expenses in the accompanying condensed statement of operations. As of March 31, 2022 and December 31, 2021, $30,000 and $50,000, respectively were included in accrued expenses related to this agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the closing date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

NOTE 7. WARRANT LIABILITIES

The Company accounts for the 8,333,333 warrants issued in connection with the Initial Public Offering (5,000,000 Public Warrants and 3,333,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The Private Placement Warrants are identical to the Public Warrants included in the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock of par value $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 15,000,000 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue up to 50,000,000 shares of Class B common stock, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,750,000 shares of Class B common stock issued or outstanding.

On April 9, 2021, one of the Company’s founders purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On April 19, 2021, the Founder Shares were assigned to the Company’s sponsor for the same purchase price that was initially paid by one of the Company’s founders.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 Founder Shares for no consideration, which were cancelled resulting in an aggregate of 4,312,500 Founder Shares outstanding as of such date. Of the 4,312,500 Founder Shares, an aggregate of 562,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares and assuming the initial stockholders do not purchase any Class A common stock in the Initial Public Offering). Also on July 6, 2021, the Sponsor transferred an aggregate of 25,000 Founder Shares to each of the Company’s independent director nominees (75,000 shares in total) at their original purchase price.

On August 17, 2021, the Institutional Anchor Investors also purchased 650,000 (“Founder Shares”) from the Sponsor at the original purchase price of $0.003 per share. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as provided in the Final Prospectus.

Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 Founder Shares were issued and outstanding as of March 31, 2022, and December 31, 2021 (reflecting the forfeiture by the Sponsor of 562,500 founder shares).

The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Founder Shares shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Founder Shares into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

The Company may issue additional common stock or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share Accordingly, as of March 31, 2022, and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account(1)	1	$150,011,082	150,000,566
Liabilities:
Private Placement Warrants(2)	3	$1,533,333	2,500,000
Public Warrants (2)	1	$2,250,000	3,700,000

(1) The fair value of the investments held in the Trust Account approximates the carrying amount primarily due to the short-term nature.
(2) Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Inputs	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.35%
Expected term (years)	5.00	5.00
Expected volatility	2.3%	7.5%
Exercise price	$11.50	11.50
Stock price	$10.00	10.00

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
•
The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

•	The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Subsequent Measurement

The subsequent measurement of the Public Warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APMIW. The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of March 31, 2022, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method. The fair value classification for the Private Placement Warrants remains unchanged as Level 3 from their initial valuation.

As of March 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $1.53 million, and $2.25, million respectively.

The following table presents the changes in the fair value of the Level 3 private placement warrants liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$2,500,000
Change in valuation inputs or assumptions(1)	(966,667)
Fair value as of March 31, 2022(2)	$1,533,333

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the period ended December 31, 2021 when the Public Warrants were separately listed and traded. There were no other transfers between levels for the three months ended March 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the condensed balance sheet date through the date the condensed financial statements were issued. Based upon the review, other than disclosed below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we”, “us”, “our” or the “Company” are to AxonPrime Infrastructure Acquisition Corporation, except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AxonPrime Infrastructure Sponsor LLC, a Delaware limited liability company. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

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

Results of Operations

Our entire activity from inception up to March 31, 2022, was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2022, we had a net income of $1,936,589, which was comprised of operating costs of $440,594, accrued income of $10,516 from investments in our Trust Account, $50,000 of franchise tax expense and $2,416,667 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

Liquidity and Going Concern

As of March 31, 2022, the Company had $365,701 in its operating bank account and working capital deficit of $398,032. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $121,000 pursuant to the Note issued to the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022, there was no written agreement in place for the Working Capital Loans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company would not be able to meet its obligations as they become due within one year after the date that the unaudited condensed financial statements are available to be issued. As such, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2022, no adjustments have been made to the carrying amounts of assets or liabilities.

Off-Balance Sheet Arrangements

As of March 31, 2022, and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recognized approximately $30,000 in connection with such services for the three months ended March 31, 2022 in other operating expenses in the accompanying statement of operations, and which remains included in accrued expenses in the condensed balance sheet.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The fair value of the private warrants were estimated using a Monte Carlo simulation model-based approach. The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of March 31, 2022 and December 31, 2021, the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of Class A common stock in the aggregate. At March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis), (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation and (v) comply with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include any of the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business, results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

On August 17, 2021, we consummated our IPO of 15,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Morgan Stanley & Co. LLC acted as sole book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1, as amended (Registration No. 333-257777). The offering has been completed and all of the Units registered pursuant to the registration statement, other than the Units underlying the underwriter’s over-allotment option, were sold. The registration statement became effective on August 12, 2021. The Company granted the underwriter a 45-day option from the date of the Final Prospectus to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of March 31, 2022 (reflecting the forfeiture by our Sponsor of 562,500 founder shares).

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

Date: May 23, 2022	/s/ Dinakar Singh
Dinakar Singh
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)

Date: May 23, 2022	/s/ Jon Layman
Jon Layman
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)