Form 10-Q
period 2022-06-30
AxonPrime Infrastructure Acquisition Corp
filed 2022-08-23
CIK 1857662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

As of August 23, 2022, there were 15,000,000 shares of the registrant’s Class A common stock and 3,750,000 shares of the registrant’s Class B common stock outstanding.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	F-2
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	F-2
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, and for the period from April 1, 2021 (inception) through June 30, 2021	F-3
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, and for the period from April 1, 2021 (inception) through June 30, 2021	F-4
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022, and for the period from April 1, 2021 (inception) through June 30, 2021	F-5
	Notes to the Unaudited Condensed Financial Statements	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signatures		32

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$35,375	$449,254
Prepaid insurance	565,548	565,548
Total current assets	600,923	1,014,802
Investment held in trust account	150,227,532	150,000,566
Long-term prepaid insurance	10,808	329,901
Total Assets	$150,839,263	$151,345,269

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$411,930	$501,138
Franchise tax payable	251,374	151,374
Due to related party	53,861	—
Accounts payable	670,394	447,434
Total current liabilities	1,387,559	1,099,946
Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	1,916,667	6,200,000
Total liabilities	8,554,226	12,549,946

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares subject to possible redemption at $10.00 per share at June 30, 2022 and December 31, 2021	150,000,000	150,000,000

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock Class A - $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Common Stock Class B - $0.0001 par value; 50,000,000 shares authorized; 3,750,000 issued and outstanding at June 30, 2022 and December 31, 2021	375	375
Additional paid-in capital	—	—
Accumulated deficit	(7,715,338)	(11,205,052)
Total stockholder's deficit	(7,714,963)	(11,204,677)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$150,839,263	$151,345,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND FOR THE PERIOD
FROM APRIL 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the period from April 1, 2021 (inception) through June 30, 2021
General and Administrative Expenses	$479,990	$920,584	$1,930
Franchise tax expense	50,000	100,000	—
Loss from operations	(529,990)	(1,020,584)	(1,930)

Other Income:
Income earned on marketable securities held in trust account	216,449	226,965	—
Change in fair value of warrant liabilities	1,866,666	4,283,333	—
Net Income (Loss)	$1,553,125	$3,489,714	$(1,930)

Weighted average Class A common stock outstanding, basic and diluted	15,000,000	15,000,000	—
Basic and diluted net income (loss) per share, Class A	$0.08	$0.19	$—
Weighted average Class B common stock outstanding, basic and diluted	3,750,000	3,750,000	3,973,315
Basic and diluted net income (loss) per share, Class B	$0.08	$0.19	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND FOR THE PERIOD
FROM APRIL 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balances as of December 31, 2021	3,750,000	$375	$—	$(11,205,052)	$(11,204,677)
Net income for the period	—	—	—	1,936,589	1,936,589
Balances as of March 31, 2022 (unaudited)	3,750,000	375	—	(9,268,463)	(9,268,088)
Net income for the period	—	—	—	1,553,125	1,553,125
Balances as of June 30, 2022 (unaudited)	3,750,000	$375	$—	$(7,715,338)	$(7,714,963)

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances as of April 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	4,312,500	431	24,569	—	25,000
Net loss for the period	—	—	—	(1,930)	(1,930)
Balances as of June 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(1,930)	$23,070

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	Includes an aggregate of up to 562,500 Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 8).
(2)
On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding.  All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 5 and Note 8).

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
Unaudited CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022, AND FOR THE PERIOD
FROM APRIL 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021

		For the period
	For the six	from April 1,
	months ended	2021 (inception)
	June 30, 2022	to June 30, 2021
Cash flow from operating activities:
Net income (loss)	$3,489,714	$(1,930)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(226,965)	-
Change in fair value of warrant liabilities	(4,283,333)	-
Changes in operating assets and liabilities:
Prepaid insurance	319,093	-
Accounts payable	222,959	-
Accrued expenses	(89,208)	1,930
Franchise tax payable	100,000	-
Due to related party	53,861	-
Net Cash used in Operating Activities	(413,879)	-

Net change in cash	(413,879)	-
Cash at the beginning of the period	449,254	-
Cash at the end of the period	$35,375	$-

Non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$44,720
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below, and, since the closing of the Initial Public Offering, the Company’s search for Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit of $10.00.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $35,375 in its operating bank account and working capital deficit of $786,636. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $121,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 17, 2023, to consummate the initial Business Combination. It is uncertain that the Company will be able to consummate the initial Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 17, 2023.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2022 and December 31, 2021, the Company had $150,227,532 and $150,000,566 in the Trust Account, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2022.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. This presentation assumes a business combination as the most likely outcome. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of  Class A common stock in the aggregate. At June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the three months ended June 30, 2022		For the six months ended June 30, 2022		For the period from April 1, 2021 (inception) to June 30, 2021
	Class A	Class B	Class A	Class B	Class B
EPS
Numerator:
Allocation of net income (loss)	$1,242,500	$310,625	$2,791,771	$697,943	$(1,930)
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	15,000,000	3,750,000	3,973,315
Basic and diluted net income (loss) per common stock	$0.08	$0.08	$0.19	$0.19	$—

Offering Costs Associated with the Initial Public Offering

Offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering were charged to temporary equity at the completion of the Initial Public Offering.

Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of the shares of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants were estimated using a Monte Carlo simulation model-based approach (see Note 10). The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of June 30, 2022 and December 31, 2021, the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW.

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(4,750,000)
Class A common stock issuance costs	(8,272,181)
Add:
Accretion of carrying value to redemption value	13,022,181
Class A common stock subject to possible redemption	$150,000,000

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheets, due to their short-term nature except for warrant liabilities (see Note 10).

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option on September 26, 2021, 562,500 Founder Shares were forfeited by the Sponsor resulting in an aggregate amount outstanding of 3,750,000 Founder Shares as of June 30, 2022 and December 31, 2021.

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

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The Company fully repaid this balance on September 8, 2021. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding on the Note since this is no longer available to the Company.

Due to Related Party

As of June 30, 2022, an affiliate of the Sponsor transferred $53,861 in order to fund the payment of outstanding invoices which is currently reflected as due to related party on the balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no outstanding amounts due under the Working Capital Loans.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 and $60,000 in connection with such services for the three and six months ended June 30, 2022 in other operating expenses in the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, $110,000 and $50,000, respectively were included in accrued expenses related to this agreement.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 7. WARRANT LIABILITIES

The Company accounts for the 8,333,333 warrants issued in connection with the Initial Public Offering (5,000,000 Public Warrants and 3,333,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statement of operations.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock of par value $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 15,000,000 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue up to 50,000,000 shares of Class B common stock, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,750,000 shares of Class B common stock issued or outstanding.

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

Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of June 30, 2022, and December 31, 2021 (reflecting the forfeiture by the Sponsor of 562,500 founder shares).

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

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. Accordingly, as of June 30, 2022 and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of June 30,	As of December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account	1	$150,277,532	$150,000,566
Liabilities:
Private Placement Warrants	3	$766,667	$2,500,000
Public Warrants	2	$1,150,000	$—
Public Warrants	1	$—	$3,700,000

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement due to lack of trading activity as of June 30, 2022. There were no other transfers to/from Levels 1, 2 or 3 during the six months ended June 30, 2022.

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows as of December 31, 2021:

Input	As of December 31, 2021
Risk-free interest rate	1.35%
Expected term (years)	5.00
Expected volatility	7.5%
Exercise price	$11.50
Public stock price	$9.82

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

Subsequent Measurement

The subsequent measurement of the Public Warrants as of June 30, 2022 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker APMIW. The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of June 30, 2022, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method. The fair value classification for the Private Placement Warrants remains unchanged as Level 3 from their initial valuation.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at subsequent measurement:

Input	As of June 30, 2022
Risk-free interest rate	3.03%
Expected term (years)	5.00
Expected volatility	2.3%
Exercise price	$11.50
Public stock price	$9.68

As of June 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $0.77 million, and $1.15, million respectively.

The following table presents the changes in the fair value of the level 3 private placement warrants liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$2,500,000
Change in valuation inputs or assumptions(1)	(966,667)
Fair value as of March 31, 2022(2)	$1,533,333
Change in valuation inputs or assumptions(1)	(766,666)
Fair value as of June 30, 2022(2)	$766,667

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.

(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the period ended December 31, 2021 when the Public Warrants were separately listed and traded. There were no other transfers in or out of Level 3 for the six months ended June 30, 2022.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheets date through the date the unaudited condensed financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity from inception up to June 30, 2022, was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2022, we had a net income of $1,553,125, which was comprised of operating costs of $479,990, accrued income of $216,449 from investments in our Trust Account, $50,000 of franchise tax expense and $1,866,666 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the six months ended June 30, 2022, we had a net income of $3,489,714, which was comprised of operating costs of $920,584, accrued income of $226,965 from investments in our Trust Account, $100,000 of franchise tax expense and $4,283,333 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

Liquidity and Going Concern

As of June 30, 2022, the Company had $35,375 in its operating bank account and working capital deficit of $786,636. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $121,000 pursuant to the Note issued to the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022, there were no Working Capital Loans outstanding.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," the Company has until August 17, 2023, to consummate the initial Business Combination. It is uncertain that the Company will be able to consummate the initial Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 17, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2022, and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recognized approximately $30,000 and $60,000 in connection with such services for the three and six months ended June 30, 2022 in other operating expenses in the accompanying statements of operations, and which remains included in accrued expenses in the balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants were estimated using a Monte Carlo simulation model-based approach. The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of June 30, 2022, the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW. As of June 30, 2022, the Public warrants have transferred to a Level 2 fair value measurement.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were forfeited because the over-allotment option was not exercised by the underwriter.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of Class A common stock in the aggregate. At June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

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

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On August 17, 2021, we consummated our IPO of 15,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Morgan Stanley & Co. LLC acted as sole book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1, as amended (Registration No. 333-257777). The offering has been completed and all of the Units registered pursuant to the registration statement, other than the Units underlying the underwriter’s over-allotment option, were sold. The registration statement became effective on August 12, 2021. The Company granted the underwriter a 45-day option from the date of the Final Prospectus to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of June 30, 2022 (reflecting the forfeiture by our Sponsor of 562,500 founder shares).

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

PART III
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

Date: August 23, 2022	/s/ Dinakar Singh
Dinakar Singh
Chief Executive Officer and Principal Financial Officer
(Duly Authorized and Principal Executive Officer)