Form 10-Q
period 2022-09-30
AxonPrime Infrastructure Acquisition Corp
filed 2022-11-21
CIK 1857662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 15,000,000 shares of the registrant’s Class A common stock and 3,750,000 shares of the registrant’s Class B common stock outstanding.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.	Interim Financial Statements	F-2
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	F-2

Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022, and for the Period from April 1, 2021 (inception) through September 30, 2021
		F-3

Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from April 1, 2021 (inception) through September 30, 2021
		F-4
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022, and for the Period from April 1, 2021 (inception) through September 30, 2021	F-5
	Notes to the Unaudited Condensed Financial Statements	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signatures		32

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$35,275	$449,254
Prepaid insurance	434,969	565,548
Total current assets	470,244	1,014,802
Investment held in Trust Account	150,909,712	150,000,566
Long-term prepaid insurance	—	329,901
Total Assets	$151,379,956	$151,345,269

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$713,257	$447,434
Accrued expenses	445,434	501,138
Franchise tax payable	301,374	151,374
Income tax payable	159,421	—
Due to related party	53,861	—
Total current liabilities	1,673,347	1,099,946
Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	833,333	6,200,000
Total liabilities	7,756,680	12,549,946

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares subject to possible redemption at $10.02 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	150,348,917	150,000,000

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock Class A - $0.0001 par value; 100,000,000 shares authorized; no non-redeemable issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Common Stock Class B - $0.0001 par value; 50,000,000 shares authorized; 3,750,000 issued and outstanding at September 30, 2022 and December 31, 2021	375	375
Additional paid-in capital	—	—
Accumulated deficit	(6,726,016)	(11,205,052)
Total stockholders’ deficit	(6,725,641)	(11,204,677)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$151,379,956	$151,345,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For thee Period from April 1, 2021 (Inception) through September 30, 2021
Formation costs and other operating expenses	$217,855	$67,092	$1,138,439	$69,022
Franchise tax expense	50,000	—	150,000	—
Loss from operations	(267,855)	(67,092)	(1,288,439)	(69,022)
Other income (expense):
Income earned on marketable securities held in Trust Account	682,181	—	909,146	—
Warrant offering expense	—	(289,574)	—	(289,574)
Offering costs related to transferring founder shares to anchor investors	—	(141,870)	—	(141,870)
Change in fair value of warrant liabilities	1,083,334	(783,333)	5,366,667	(783,333)
Net income (loss) before provision for income taxes	1,497,660	(1,281,869)	4,987,374	(1,283,799)
Provision for income taxes	159,421	—	159,421	—
Net income (loss)	$1,338,239	$(1,281,869)	$4,827,953	$(1,283,799)
Weighted average Class A common stock outstanding, basic and diluted	15,000,000	7,252,747	15,000,000	3,708,791
Basic and diluted net income (loss) per share, Class A	$0.07	$(0.12)	$0.26	$(0.17)
Weighted average Class B common stock outstanding, basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000
Basic and diluted net income (loss) per share, Class B	$0.07	$(0.12)	$0.26	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
	Class B Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balances as of December 31, 2021	3,750,000	$375	$—	$(11,205,052)	$(11,204,677)
Net income	—	—	—	1,936,589	1,936,589
Balances as of March 31, 2022 (unaudited)	3,750,000	375	—	(9,268,463)	(9,268,088)
Net income	—	—	—	1,553,125	1,553,125
Balances as of June 30, 2022 (unaudited)	3,750,000	375	—	(7,715,338)	(7,714,963)
Net income	—	—	—	1,338,239	1,338,239
Accretion of Class A ordinary shares subject to redemption	—	—	—	(348,917)	(348,917)
Balances as of September 30, 2022 (unaudited)	3,750,000	$375	$—	$(6,726,016)	$(6,725,641)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD
FROM APRIL 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Common Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Paid-in Capital	Deficit	(Deficit)
Balances as of April 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(1,930)	(1,930)
Balances as of June 30, 2021 (unaudited)	4,312,500	431	24,569	(1,930)	23,070
Excess of cash received over fair value of private placement warrants	—	—	1,266,667	—	1,266,667
Forfeiture of Class B common stock	(562,500)	(56)	56	—	—
Accretion for Class A common stock to redemption amounts	—	—	(1,291,292)	(11,730,889)	(13,022,181)
Net loss	—	—	—	(1,281,869)	(1,281,869)
Balances as of September 30, 2021 (unaudited)	3,750,000	$375	$—	$(13,014,688)	$(13,014,313)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
Unaudited CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from April 1,
	For the Nine	2021 (Inception)
	Months Ended	through
	September 30, 2022	September 30, 2021
Cash flow from operating activities:
Net income (loss)	$4,827,953	$(1,283,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(909,146)	—
Change in fair value of warrant liabilities	—	783,333
Offering expenses - warrants and anchor investors	(5,366,667)	431,444
Changes in operating assets and liabilities:
Prepaid insurance	460,480	(1,083,964)
Accounts payable	265,823	—
Accrued expenses	(55,704)	329,655
Franchise tax payable	150,000	—
Income tax payable	159,421	—
Due to related party	53,861	—
Net Cash used in Operating Activities	(413,979)	(823,331)

Cash flow from investing activities:
Investment held in Trust Account	—	(150,000,000)
Net Cash used in Investing Activities	—	(150,000,000)

Cash flow from financing activities:
Proceeds received from initial public offering	—	150,000,000
Proceeds from Promissory note payable	—	121,138
Repayments of Promissory note payable	—	(121,138)
Proceeds from private warrants	—	5,000,000
Payment of offering costs	—	(3,428,625)
Net Cash used in Financing Activities	—	151,571,375

Net change in cash	(413,979)	748,044
Cash at the beginning of the period	449,254	-
Cash at the end of the period	$35,275	$748,044

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$25,000
Deferred underwriting commissions	$—	$5,250,000
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs included in Due to Sponsor	$—	$52,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below, and, since the closing of the Initial Public Offering, the Company’s search for Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit of $10.00.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $35,275 in its operating bank account and had a working capital deficit of $1,203,103. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $121,000 pursuant to the Note issued to the Sponsor (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 17, 2023, to consummate the initial Business Combination. It is uncertain that the Company will be able to consummate the initial Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 17, 2023.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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
SEPTEMBER 30, 2022
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2022 and December 31, 2021, the Company had $150,909,712 and $150,000,566 in the Trust Account, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was 0.76% and 3.20% for the three and nine months ended September 30, 2022, respectively, 0.00% for the three months ended September 30, 2021, and 0.00% for the period from April 1, 2021 (inception) through September 30, 2021. The Company’s effective income tax rate for the three and nine months ended September 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of start-up costs.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is incorporated in the state of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of  Class A common stock in the aggregate. At September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022		For the Three Month Ended September 30, 2021		For the Nine Months ended September 30, 2022		For the Period from April 1, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
EPS
Numerator: Net income (loss)
Allocation of net income (loss)	$1,070,591	$267,648	$(844,977)	$(436,892)	$3,862,362	$965,591	$(638,353)	$(645,446)
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	7,252,747	3,750,000	15,000,000	3,750,000	3,708,791	3,750,000
Basic and diluted net income (loss) per common stock	$0.07	$0.07	$(0.12)	$(0.12)	$0.26	$0.26	$(0.17)	$(0.17)

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities” from Equity (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants were estimated using a Monte Carlo simulation model-based approach (see Note 10). The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of September 30, 2022 and December 31, 2021, the Public Warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW.

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
SEPTEMBER 30, 2022
Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross Proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(4,750,000)
Class A common stock issuance costs	(8,272,181)
Add:
Accretion of carrying value to redemption value	13,022,181
Class A common stock subject to possible redemption at December 31, 2021	150,000,000
Accretion of carrying value to redemption value	348,917
Class A common stock subject to possible redemption at September 30, 2022	$150,348,917

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

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option on September 26, 2021, 562,500 Founder Shares were forfeited by the Sponsor resulting in an aggregate amount outstanding of 3,750,000 Founder Shares as of September 30, 2022 and December 31, 2021.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination or (B) following the completion of an initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

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

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The Company fully repaid this balance on September 8, 2021. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding on the Note since this is no longer available to the Company.

Due to Related Party

As of September 30, 2022, an affiliate of the Sponsor transferred $53,861 in order to fund the payment of outstanding invoices which is currently reflected as due to related party on the balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no outstanding amounts due under the Working Capital Loans.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 and $90,000 in connection with such services for the three and nine months ended September 30, 2022, which are included in other operating expenses in the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, $140,000 and $50,000, respectively, were included in accrued expenses related to this agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the closing date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 7. WARRANT LIABILITIES

The Company accounts for the 8,333,333 warrants issued in connection with the Initial Public Offering (5,000,000 Public Warrants and 3,333,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

●
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described below) for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock of par value $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 15,000,000 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue up to 50,000,000 shares of Class B common stock, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,750,000 shares of Class B common stock issued or outstanding.

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

Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of September 30, 2022, and December 31, 2021 (reflecting the forfeiture by the Sponsor of 562,500 founder shares).

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

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. Accordingly, as of September 30, 2022 and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of September 30,	As of December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account	1	$150,909,712	$150,000,566
Liabilities:
Private Placement Warrants	3	$333,333	$2,500,000
Public Warrants	2	$500,000	$—
Public Warrants	1	$—	$3,700,000

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The Public warrants transferred from Level 1 to Level 2 during Q2 due to lack of trading volume and continues to be Level 2 due to the lack of trading volume. There were no other transfers to/from Levels 1, 2 or 3 during the nine months ended September 30, 2022.

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
SEPTEMBER 30, 2022
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

Subsequent Measurement

The subsequent measurement of the Public Warrants as of September 30, 2022 is classified as Level 2 due to the lack of activity in the market under the ticker APMI. The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of September 30, 2022, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method. The fair value classification for the Private Placement Warrants remains unchanged as Level 3 from their initial valuation.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at subsequent measurement:

Input	As of September 30, 2022
Risk-free interest rate	4.25%
Expected term (years)	5.00
Expected volatility	2.90%
Exercise price	$11.50
Public stock price	$9.70

As of September 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $0.33 million and $0.5 million, respectively.

The following table presents the changes in the fair value of the Level 3 private placement warrants liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$2,500,000
Change in valuation inputs or assumptions(1)	(966,667)
Fair value as of March 31, 2022	1,533,333
Change in valuation inputs or assumptions(1)	(766,666)
Fair value as of June 30, 2022	766,667
Change in valuation inputs or assumptions(1)	(433,334)
Fair value as of September 30, 2022(2)	$333,333

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.

(2)	Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers in or out of Level 3 for the nine months ended September 30, 2022.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the condensed balance sheets date through the date the unaudited condensed financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity from inception up to September 30, 2022, was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2022, we had a net income of $1,338,239, which was comprised of operating costs of $217,855, accrued income of $682,181 from investments in our Trust Account, $50,000 of franchise tax expense, $159,421 of income tax expense and $1,083,334 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the three months ended September 30, 2021, we had net loss of $1,281,869, which consisted of $67,092 general and administrative expenses, a change in fair value of derivative liabilities of $783,333, a warrant offering expense of $289,574 and offering costs related to transferring founder shares to anchor investors of $141,870.

For the nine months ended September 30, 2022, we had a net income of $4,827,953, which was comprised of operating costs of $1,138,439, accrued income of $909,146 from investments in our Trust Account, $150,000 of franchise tax expense, $159,421 of income tax expense and $5,366,667 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the period from April 1, 2021 (inception) through September 30, 2021, we had net loss of $1,283,799, which consisted of $69,022 general and administrative expenses, a change in fair value of derivative liabilities of $783,333, a warrant offering expense of $289,574 and offering costs related to transferring founder shares to anchor investors of $141,870.

Liquidity and Going Concern

As of September 30, 2022, the Company had $35,275 in its operating bank account and working capital deficit of $1,203,103. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $121,000 pursuant to the Note issued to the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recognized approximately $30,000 and $90,000 in connection with such services for the three and nine months ended September 30, 2022 in other operating expenses in the accompanying statements of operations, and which remains included in accrued expenses in the balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants were estimated using a Monte Carlo simulation model-based approach. The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of September 30, 2022, the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of Class A common stock in the aggregate. At September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

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

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On August 17, 2021, we consummated our IPO of 15,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Morgan Stanley & Co. LLC acted as sole book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1, as amended (Registration No. 333-257777). The offering has been completed and all of the Units registered pursuant to the registration statement, other than the Units underlying the underwriter’s over-allotment option, were sold. The registration statement became effective on August 12, 2021. The Company granted the underwriter a 45-day option from the date of the Final Prospectus to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of September 30, 2022 (reflecting the forfeiture by our Sponsor of 562,500 founder shares).

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

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

Date: November 18, 2022	/s/ Dinakar Singh
Dinakar Singh
Chief Executive Officer and Principal Financial Officer
(Duly Authorized and Principal Executive Officer)