Form 10-K
period 2022-12-31
AxonPrime Infrastructure Acquisition Corp
filed 2023-05-02
CIK 1857662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Non-accelerated filer ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☒ Yes ☐ No

The closing price of the Class A common stock as of June 30, 2022 was $9.68. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $130,680,000.

As of May 2, 2023, there were 15,000,000 shares of the registrant’s Class A common stock and 3,750,000 shares of the registrant’s Class B common stock outstanding.

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) which is described below, and, since the closing of the Initial Public Offering, the Company’s search for business combination candidates. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Company History

The Company’s sponsor is AxonPrime Infrastructure Sponsor LLC (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (“SEC”) on August 12, 2021. On August 17, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (“Units” and, with respect to the Class A common stock included in the Units, “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which were deposited into a Trust Account (“Trust Account”) located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account, as described below.

As part of the Initial Public Offering, certain Institutional Anchor Investors (“Institutional Anchor Investors”) not then affiliated with the Company, the Sponsor, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 12,790,000 of the Units offered in the IPO.  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $127,900,000, which were part of the deposit into the Trust Account.

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

Following the closing of the Initial Public Offering on August 17, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account.

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

Employees

We currently have one officer and we do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

 Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022 we had $35,275 in cash and working capital deficit of $1,860,620. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. We cannot assure you that our plans to raise capital or to consummate a Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

As of May 2, 2023, there were 15,000,000 of our shares of Class A common stock issued and outstanding held by approximately 33 stockholders of record, and there were 3,750,000 of our shares of Class B common stock issued and outstanding held by approximately 28 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness subsequent to the initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we had no equity compensation plans or outstanding equity awards. The following table is presented as of December 31, 2022 in accordance with SEC requirements:

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities.

Use of Proceeds

On August 17, 2021 we consummated our IPO of 15,000,000 Units at $10.00 per share. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Certain investment funds managed by affiliates of the Sponsor purchased an aggregate of 1,500,000 Units in the IPO. As part of the IPO, the Institutional Anchor Investors purchased an aggregate of $127,900,000 of the Units. The IPO generated net proceeds of $146,466,375 and offering costs of $8,703,625, which includes $3,000,000 of underwriting fees, $5,250,000 in deferred underwriting commissions, $453,625 of other offering costs, and an estimated additional $80,000 in other offering expenses that will be paid (or net proceeds of $141,216,375 giving effect to deferred underwriting commissions). No payments for offering expenses, and no payments from the net offering proceeds, were made by us to our directors, officers or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company, except that offering expenses have been funded in part by the outstanding promissory note with our Sponsor, as disclosed above.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see below Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

As indicated in the accompanying audited financial statements, as of December 31, 2022, we had $35,275 in cash and working capital deficit of $1,860,620. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Our entire activity from April 1, 2021 (inception) through December 31, 2021, was, except as noted above, related to organizational activities and those necessary to prepare for the IPO. Since the consummation of the IPO, our only business activities have been searching for a target for a business combination. As a result, we will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2022, we had total net income of $5,943,049, which consisted of accrued income of $2,172,759 from investments in our Trust Account and $5,866,667 of unrealized gain on fair value changes of warrants, less $1,449,089 of operating expenses $200,000 of franchise tax expense and $456,279 of income tax expense. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the period from April 1, 2021 (inception) through December 31, 2021, we had total net income of $525,837, which consisted of a gain on change in fair value of warrant liabilities of $2,283,333, and income earned on investments in Trust Account of $566, offset by $1,175,244 of formation costs and other operating expenses, a warrant offering expense of $289,574, $141,870 of offering costs related to transferring founder shares to anchor investors, and $151,374 of franchise tax expense.

Liquidity, Capital Resources and Going Concern

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

As of December 30, 2022 the Company had $35,275 in its operating bank account and had a working capital deficit of $1,860,620. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants were estimated using a Monte Carlo simulation model-based approach. The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of December 31, 2022 the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW (See Note 10).

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

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer, who is also acting as our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Founders, Directors and Executive Officers

Our founders, officers and directors are as follows:

Name	Age	Title
Dinakar Singh	53	Founder, Chief Executive Officer and Interim Chief Financial Officer
Richard Spencer	68	Director
Muneer Satter	61	Director
Koryn Estrada	36	Director
William Ulrich	38	Director

Dinakar Singh is our Founder, CEO and Interim Chief Financial Officer. Mr. Singh is the CEO of Axon Capital, a global investment firm, which he founded in 2005. Mr. Singh was previously a senior Partner at Goldman Sachs, where he was global co-head of the Principal Strategies Department, which was the firm’s highly profitable global equities proprietary trading and investment business. He was also a member of the Operating Committee, Partnership Committee, Risk Committee and Asia Management Committee. Mr. Singh became a partner in 1998, and at that time was the second youngest partner in Goldman Sachs history. Driven by his daughter Arya’s diagnosis with Spinal Muscular Atrophy (“SMA”), Mr. Singh established the SMA Foundation in 2003 to drive development of a treatment for SMA, which was the leading genetic cause of death in young children. Through over $100 million of strategic investments, the Foundation successfully facilitated or drove three transformative FDA-approved treatments, and helped establish SMA as a model for the potential to transform deadly rare diseases. Mr. Singh serves on the boards of the Columbia University Medical Center and New York Public Library, where he chairs the Investment Committee for the NYPL endowment. He also previously served as a member of the Yale Investment Committee, and Trustee of Rockefeller University and Cold Spring Harbor Laboratory, and served on the investment committees of both.

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

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four members. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of our initial directors will expire at our first annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report, by:

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

	Class A		Class B
	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned(2)	Percentage of Class
Name of Beneficial Owner(1)
Principal Stockholders:
AxonPrime Infrastructure Sponsor LLC (3)	—	—	3,025,000	80.7%
Polar Asset Management Partners Inc. (4)	1,185,500	7.90%	—	—
Sandia Investment Management L.P. (5)	1,000,000	6.70%	—	—
Sculptor Capital LP (6)	1,261,485	8.41%	—	—
Directors and Named Executive Officers:
Dinakar Singh (3),(7)	1,500,000	10.0%	3,025,000	80.7%
Richard Spencer	—	—	25,000	*
Muneer Satter	—	—	25,000	*
Koryn Estrada	—	—	—	—
William Ulrich	—	—	25,000	*
Directors and executive officers as a group (5 individuals)	1,500,000	10.0%	3,100,000	82.7%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 126 E 56th Street, 30th Floor, New York, New York 10022.
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

(6)
The information in the table above is based solely on information contained in this stockholder’s Schedule 13G/A under the Exchange Act filed with the SEC on February 14, 2023 on behalf of Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corp. (“SCHC”),  Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd., Sculptor Special Funding, LP, Sculptor Credit Opportunities Master Fund, Ltd., Sculptor SC II LP and Sculptor Enhanced Master Fund, Ltd., each of which share voting and dispositive power with respect to certain of the reported shares shown above. Sculptor and Sculptor-II serve as the principal investment managers to a number of private funds and discretionary accounts (collectively, the “Accounts”), which hold the Common Stock reported above, and thus may be deemed beneficial owners of the shares of Class A  common stock in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners  the shares reported above. SCU is the sole shareholder of SCHC, and may be deemed a beneficial owner of  the shares reported above. The address of Sculptor Capital LP is 9 West 57th Street, New York, New York 10019.

(7)
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

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (i.e., the Note). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The Company fully repaid this balance on September 8, 2021. As of December 31, 2022 and 2021 there were no amounts outstanding on the Note and it is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there was no written agreement in place for the Working Capital Loans.

The Sponsor paid expenses on behalf of the Company prior to the Initial Public Offering in an amount of approximately $121,000 (as borrowed under the Note, as described in the Final Prospectus under “— Promissory Note — Related Party”). The Company repaid the amount due to Sponsor on September 8, 2021. As of December 31, 2022, the total amount due to Sponsor was $231,405.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recognized approximately $120,000 in connection with such services for the twelve-month period ending December 31, 2022, in general and administrative expenses in the accompanying statement of operations, and which remains included in accrued expenses in the balance sheet.

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

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year Ended December 31, 2022	For the period from April 1, 2021 (inception) through December 31, 2021
Audit Fees(1)	$102,440	$138,835
Audit-Related Fees(2)		-
Tax Fees(3)		-
All Other Fees(4)		-
Total Fees	$102,440	$138,835

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of AxonPrime Infrastructure Acquisition Corporation (the “Company”). (1)
3.2	Bylaws of the Company. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (4)
4.4	Warrant Agreement, dated August 17, 2021, between the Company and Computershare Trust Company, N.A. (4)
4.5	Description of Capital Securities of the Company. *
10.1	Amended and Restated Promissory Note, dated April 9, 2021, issued to AxonPrime Infrastructure Sponsor LLC (the “Sponsor”). (3)
10.2	Letter Agreement, dated August 12, 2021, among the Company, its officers, directors and the Sponsor. (4)
10.3	Investment Management Trust Agreement, dated August 17, 2021, between the Company and Computershare Trust Company, N.A. (4)
10.4	Registration Rights Agreement between the Company and certain securityholders. (4)
10.5	Securities Subscription Agreement, dated April 9, 2021, between the Company and Dakin Sloss. (3)
10.6	Securities Purchase Assignment Agreement, dated April 19, 2021, between the Company and AxonPrime Infrastructure Sponsor LLC. (3)
10.7	Sponsor Warrants Purchase Agreement, dated August 12, 2021, between the Company and the Sponsor. (5)
10.8	Form of Indemnity Agreement. (3)
10.9	Administrative Services Agreement, dated August 12, 2021, between the Company and the Sponsor. (5)
10.10	Form of Investment Agreement by and among the Company, AxonPrime Infrastructure Sponsor LLC and the institutional anchor investors. (3)
14	Code of Ethics. (3)
21	List of Subsidiaries *
24	Power of Attorney (included on signature page hereof). *
31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Interim Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on the Company’s Form 8-K, filed with the SEC on August 20, 2021.

(2)	Incorporated by reference to an exhibit to the Current Report on the Company’s Form 10-Q, filed with the SEC on September 27, 2021.

(3)	Incorporated by reference to an exhibit to the Company’s Form S-1, filed with the SEC on July 8, 2021.

(4)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2021.

(5)	Incorporated by reference to an exhibit to the Company’s Form 10-Q, filed with the SEC on November 18, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AxonPrime Infrastructure Acquisition Corporation

	By:	/s/ Dinakar Singh
	Name:	Dinakar Singh
	Title:	Chief Executive Officer and Interim Chief Financial Officer

Date: May 2, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dinakar Singh his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dinakar Singh	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial Officer)	May 2, 2023
Dinakar Singh

/s/ Richard Spencer	Director	May 2, 2023
Richard Spencer

/s/ Muneer Satter	Director	May 2, 2023
Muneer Satter

/s/ Koryn Estrada	Director	May 2, 2023
Koryn Estrada

/s/ William Ulrich	Director	May 2, 2023
William Ulrich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
AxonPrime Infrastructure Acquisition Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheets of AxonPrime Infrastructure Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by August 17, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York
May 2, 2023
PCAOB Number 100

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$35,275	$449,254
Prepaid insurance	293,582	565,548
Total current assets	328,857	1,014,802
Investment held in Trust Account	152,173,325	150,000,566
Long-term prepaid insurance	—	329,901
Total Assets	$152,502,182	$151,345,269

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$475,434	$501,138
Franchise tax payable	351,374	151,374
Accounts payable	674,985	447,434
Income tax payable	456,279	—
Due to related party	231,405	—
Total current liabilities	2,189,477	1,099,946
Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	333,333	6,200,000
Total Liabilities	$7,772,810	$12,549,946

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares subject to possible redemption at $10.17 per share at December 31, 2022 and $10.00 per share at December 31, 2021, respectively	151,265,672	150,000,000

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 15,000,000 shares subject to possible redemption)	—	—
Class B Common Stock - $0.0001 par value; 50,000,000 shares authorized; 3,750,000 shares issued and outstanding	375	375
Additional paid-in capital	—	—
Accumulated deficit	(6,536,675)	(11,205,052)
Total Stockholders’ Deficit	(6,536,300)	(11,204,677)
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders’ Deficit	$152,502,182	$151,345,269

The accompanying notes are an integral part of these financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from April 1, 2021 (inception) through December 31, 2021
Formation costs and other operating expenses	$1,449,098	$1,175,244
Franchise tax expense	200,000	151,374
Loss from operations	(1,649,098)	(1,326,618)

Other Income (expense):
Change in fair value of warrant liabilities	5,866,667	2,283,333
Warrant offering expense	—	(289,574)
Offering costs related to transferring founder shares to anchor investors	—	(141,870)
Income earned on investments in Trust Account	2,172,759	566
Net income (Loss) before provision for income taxes	$6,390,328	$525,837
Provision for income taxes	456,279	—
Net income (Loss)	$5,934,049	$525,837
Weighted average Class A common stock outstanding, basic and diluted	15,000,000	7,472,727
Basic and diluted net income per share, Class A	$0.32	$0.05
Weighted average Class B common stock outstanding, basic and diluted	3,750,000	3,996,818
Basic and diluted net income per share, Class B	$0.32	$0.05

The accompanying notes are an integral part of these financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	3,750,000	$375	$—	$(11,205,052)	$(11,204,677)
Accretion of Class A common stock to redemption amount	—	—	—	(1,265,672)	(1,265,672)
Net Income	—	—	—	5,934,049	5,934,049
Balance at December 31, 2022	3,750,000	$375	$—	$(6,536,675)	$(6,536,300)

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at April 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	1,266,667	—	1,266,667
Forfeiture of Class B common stock	(562,500)	(56)	56	—
Accretion for Class A common stock to redemption amount	—	—	(1,291,292)	(11,730,889)	(13,022,181)
Net income	—	—	—	525,837	525,837
Balance at December 31, 2021	3,750,000	$375	$—	$(11,205,052)	$(11,204,677)

The accompanying notes are an integral part of these financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period of April 1, 2021 (inception) through December 31, 2021
Cash flow from operating activities:
Net income	$5,934,049	$525,837
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments in Trust Account	(2,172,759)	(566)
Change in fair value of warrant liabilities	(5,866,667)	(2,283,333)
Transaction costs allocable to derivative warrant liabilities and founder shares to anchor investors	—	431,444
Changes in operating assets and liabilities:
Prepaid insurance	601,867	(895,449)
Accounts payable	227,551	447,434
Accrued expenses	(25,704)	501,138
Franchise tax payable	200,000	151,374
Income tax payable	456,279	—
Due to related party	231,405	—
Net Cash used in Operating Activities	(413,979)	(1,122,121)

Cash flow from investing activities:
Cash deposited in Trust Account	—	(150,000,000)
Net Cash used in Investing Activities	—	(150,000,000)

Cash flow from financing activities:
Proceeds received from initial public offering, gross	$—	$150,000,000
Proceeds from Promissory note payable	—	121,138
Repayments of Promissory note payable	—	(121,138)
Proceeds from private warrants	—	5,000,000
Payment of offering costs	—	(3,428,625)
Net Cash provided by Financing Activities	—	151,571,375

Net change in cash	(413,979)	449,254
Cash at the beginning of the period	449,254	—
Cash at the end of the period	$35,275	$449,254

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Offering costs paid by Sponsor	$—	$327,725
Deferred underwriting commissions	$—	$5,250,000
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs included in Due to Sponsor	$—	$52,250

The accompanying notes are an integral part of these financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below, and, since the closing of the Initial Public Offering, the Company’s search for Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $35,275 in its operating bank account and working capital deficit of $1,860,620. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $121,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2022 there was no written agreement in place for the Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and December 31, 2021 respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.  The Company’s effective tax rate was 13.06% for the year ended December 31, 2022, and 0.00% for the period from April 1, 2021 (inception) through December 31, 2021. The Company’s effective income tax rate for the year ended December 31, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of start-up costs.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of Class A common stock in the aggregate. At December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share (in dollars, except per share amounts):

	For the year ended December 31, 2022		For the Period from April 1, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
EPS: Common Stock
Numerator:
Allocation of net income	$4,747,239	$1,186,810	$342,597	$183,240
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	7,472,727	3,996,818
Basic and diluted net income per share	$0.32	$0.32	$0.05	$0.05

Offering Costs Associated with the Initial Public Offering

Offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering were charged to temporary equity at the completion of the Initial Public Offering.

Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as other income (expense) in the statement of operations. Offering costs associated with the Public Shares were charged to the carrying value of the shares of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants were estimated using a Monte Carlo simulation model-based approach (see Note 10). The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of December 31, 2022 the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account however, any loss incurred or lack of access to such funds could have significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(4,750,000)
Class A common stock issuance costs	(8,272,181)
Add:
Accretion of carrying value to redemption value	14,287,853
Class A common stock subject to possible redemption at December 31, 2022	$151,265,672

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option on September 26, 2021, 562,500 Founder Shares were forfeited by the Sponsor resulting in an aggregate amount outstanding of 3,750,000 Founder Shares as of December 31, 2022 and December 31, 2021.

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

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The company fully repaid this balance on September 8, 2021. As of December 31, 2022 and 2021 there were no amounts outstanding on the Note and it is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and December 31, 2021 there were no outstanding amounts due under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $120,000 and $50,000 in connection with such services for the year ended December 31, 2022 and period from April 1, 2021 (inception) to December 31, 2021, respectively, in formation costs and other operating expenses in the accompanying statement of operations, and which remains included in accrued expenses in the balance sheets.

Due to Related Party

The Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to pay expenses on behalf of the Company. As of December 31, 2022 and 2021, the total amount due to Sponsor was $231,405 and $0, respectively.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these audited financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. WARRANT LIABILITIES

The Company accounts for the 8,333,333 warrants issued in connection with the Initial Public Offering (5,000,000 Public Warrants and 3,333,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, of par value $0.0001 per share. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 15,000,000 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue up to 50,000,000 shares of Class B common stock, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2022 and December 31,2021, there were 3,750,000 shares of Class B common stock issued or outstanding.

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

Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of December 31, 2022 and December 31, 2021, (reflecting the forfeiture by the Sponsor of 562,500 founder shares).

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

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share Accordingly, as of December 31, 2022 and 2021, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$152,173,325	$150,000,566
Liabilities:
Private Placement Warrants	3	$133,333	$2,500,000
Public Warrants	1	$200,000	$3,700,000

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	December 31,2022	December 31,2021
Risk-free interest rate	4.51%	1.35%
Expected term (years)	1.70	5.00
Expected volatility	4.90%	7.50%
Exercise price	$11.50	$11.50
Stock Price	$10.00	$10.00

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

Subsequent Measurement

The Subsequent measurement of the Public Warrants as of December 31, 2021 and December 31, 2022, were classified as Level 1 due to the use of an observable market quote in an active market under the ticker APMIW. At the subsequent measurement date of December 31, 2021 and December 31, 2022, the Public Warrants and Private Placement Warrants were fair valued using the Monte Carlo Simulation Method. The fair value classification for both the Public Warrants and Private Placement Warrants remain unchanged as Level 3 from their initial valuation.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of April 1, 2021 (inception)	$—	$—	$—
Initial measurement on August 17, 2021	3,733,333	4,750,000	8,483,333
Change in valuation inputs or assumptions	(1,233,333)	(1,050,000)	(2,283,333)
Transfer to Level 1 on December 31, 2021	—	(3,700,000)	(3,700,000)
Fair value as of December 31, 2021	$2,500,000	—	$2,500,000

Private Placement Warrants
Fair value as of December 31, 2021	$2,500,000
Change in valuation inputs or assumptions(1)	(2,366,667)
Fair value as of December 31, 2022	$133,333

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statements of Operations.

  NOTE 11. TAXES

	For the Year Ended December 31, 2022	For the period from April 1, 2021 (inception) through December 31, 2021
Deferred tax assets:
Franchise tax	$73,789	$151,374
Start-up costs	656,304	1,606,688
Total deferred tax assets	730,093	1,758,062

Valuation Allowance	(730,093)	(1,758,062)

Deferred tax asset, net of allowance	$—	$—

Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2022	For the period from April 1, 2021 (inception) through December 31, 2021
Federal
Current	$456,279	$—
Deferred	(360,899)	(1,758,062)
State and local:
Current	—	—
Deferred	—	—
Change in valuation allowance	360,899	1,758,062
Income tax provision	$456,279	$—

As of December 31, 2022, the Company had no U.S. federal operating loss carryovers.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2022, the change in the valuation allowance was $360,899.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

For the Year Ended December 31, 2022
U.S. federal statutory rate	21.0%
Change in FMV of Warrants	-19.49%
Valuation allowance	11.55%
Income tax provision	13.06%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022, due to the valuation allowance recorded on the Company’s net operating income. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 12. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.