Form 10-Q
period 2023-03-31
AxonPrime Infrastructure Acquisition Corp
filed 2023-05-26
CIK 1857662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of May 26, 2023, there were 15,000,000 shares of the registrant’s Class A common stock and 3,750,000 shares of the registrant’s Class B common stock outstanding.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash	$35,275	$35,275
Prepaid insurance	152,195	293,582
Total current assets	187,470	328,857
Investment held in Trust Account	153,801,107	152,173,325
Long-term prepaid insurance	—	—
Total Assets	$153,988,577	$152,502,182

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$246,747	$475,434
Franchise tax payable	401,374	351,374
Accounts payable	426,277	674,985
Income tax payable	798,113	456,279
Due to related party	299,585	231,405
Total current liabilities	2,172,096	2,189,477
Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	1,333,333	333,333
Total Liabilities	$8,755,429	$7,772,810

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares subject to possible redemption at $10.17 per share at March 31, 2023, and $10.08 per share at December 31, 2022, respectively	152,565,159	151,265,672

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 15,000,000 shares subject to possible redemption)	—	—
Class B Common Stock - $0.0001 par value; 50,000,000 shares authorized; 3,750,000 shares issued and outstanding	375	375
Additional paid-in capital	—	—
Accumulated deficit	(7,332,386)	(6,536,675)
Total Stockholders’ Deficit	(7,332,011)	(6,536,300)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$153,988,577	$152,502,182

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
General and administrative costs/(reversal)	$(267,828)	$440,594
Franchise tax expense	50,000	50,000
Income (loss) from operations	217,828	(490,594)
Other Income (expense):
Change in fair value of warrant liabilities	(1,000,000)	2,416,667
Income earned on investments in Trust Account	1,627,782	10,516
Net income before provision for income taxes	$845,610	$1,936,589
Provision for income taxes	341,834	—
Net income	$503,776	$1,936,589
Weighted average Class A common stock outstanding, basic and diluted	15,000,000	15,000,000
Basic and diluted net income per share, Class A	$0.03	$0.10
Weighted average Class B common stock outstanding, basic and diluted	3,750,000	3,750,000
Basic and diluted net income per share, Class B	$0.03	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,750,000	$375	$—	$(6,536,675)	$(6,536,300)
Accretion of Class A common stock to redemption amount	—	—	—	(1,299,487)	(1,299,487)
Net Income	—	—	—	503,776	503,776
Balance at March 31, 2023 (unaudited)	3,750,000	$375	$—	$(7,332,386)	$(7,332,011)

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	3,750,000	$375	$—	$(11,205,052)	$(11,204,677)
Net Income	—	—	—	1,936,589	1,936,589
Balance at March 31, 2022 (unaudited)	3,750,000	$375	$—	$(9,268,463)	$(9,268,088)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
Unaudited CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended	For the three months ended
	March 31,	March 31,
	2023	2022
Cash flow from operating activities:
Net income	$503,776	$1,936,589
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments in Trust Account	(1,627,782)	(10,516)
Change in fair value of warrant liabilities	1,000,000	(2,416,667)
Changes in operating assets and liabilities:
Prepaid insurance	141,387	177,706
Accounts payable	(248,708)	63,412
Accrued expenses	(228,687)	115,923
Franchise tax payable	50,000	50,000
Income tax payable	341,834	—
Due to related party	68,180	—
Net Cash used in Operating Activities	—	(83,553)

Net change in cash	—	(83,553)
Cash at the beginning of the period	35,275	449,254
Cash at the end of the period	$35,275	$365,701

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period April 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below, and, since the closing of the Initial Public Offering, the Company’s search for Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $35,275 in its operating bank account and working capital deficit of $1,984,626. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $121,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2023 and December 31, 2022 there was no written agreement in place for the Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on May 2, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022 respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022 respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.  The Company’s effective tax rate was 40.42% and 0.00% for the three months ended March 31, 2023 and 2022 respectively. The Company’s effective income tax rate differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of start-up costs.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of  Class A common stock in the aggregate. At March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share (in dollars, except per share amounts):

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class B	Class A	Class B
EPS: Common Stock
Numerator:
Allocation of net income	$403,021	$100,755	$1,549,271	$387,318
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	15,000,000	3,750,000
Basic and diluted net income per share	$0.03	$0.03	$0.10	$0.10

Offering Costs Associated with the Initial Public Offering

Offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering were charged to temporary equity at the completion of the Initial Public Offering.

Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as other income (expense) in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of the shares of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The fair value of the private warrants were estimated using a Black Scholes simulation model-based approach (see Note 10). The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of March 31, 2023 and December 31, 2022 the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of  uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At March 31, 2023, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$151,265,672
Add:
Accretion of carrying value to redemption value	1,299,487
Class A common stock subject to possible redemption at March 31, 2023	$152,565,159

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

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option on September 26, 2021, 562,500 Founder Shares were forfeited by the Sponsor resulting in an aggregate amount outstanding of 3,750,000 Founder Shares as of March 31, 2023 and December 31, 2022.

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

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The company fully repaid this balance on September 8, 2021. As of March 31, 2023 and December 31, 2022 there were no amounts outstanding on the Note and it is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022 there were no outstanding amounts due under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 in connection with such services for the three months ended March 31, 2023 and 2022, respectively, in formation costs and other operating expenses in the accompanying unaudited condensed statements of operations, and which remains included in accrued expenses in the balance sheets. As of March 31, 2023 and December 31, 2022 there was $150,000 and $120,000 in accrued administrative services, respectively.

Due to Related Party

The Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to pay expenses on behalf of the Company. As of March 31, 2023 and December 31, 2022, the total amount due to Sponsor was $299,585 and $231,405, respectively.

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

On May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. The Company maintains cash balances at financial institutions which are currently within the FDIC insurance limit. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to the Company’s invested cash and could adversely impact the Company’s operations, liquidity and operating results.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, of par value $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding (excluding 15,000,000 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue up to 50,000,000 shares of Class B common stock, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,750,000 shares of Class B common stock issued or outstanding.

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

Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of March 31, 2023 and December 31, 2022, (reflecting the forfeiture by the Sponsor of 562,500 founder shares).

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

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share Accordingly, as of  March 31, 2023 and December 31, 2022, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$153,801,107	$152,173,325
Liabilities:
Private Placement Warrants	3	$533,333	$133,333
Public Warrants	2	$800,000	—
Public Warrants	1	—	$200,000

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

The key inputs into the Black Scholes simulation model for the Private Placement Warrants were as follows:

Input	March 31,2023	December 31,2022
Risk-free interest rate	4.77%	4.51%
Expected term (years)	1.63	1.70
Expected volatility	3.50%	4.90%
Exercise price	$11.50	$11.50
Stock Price	$10.11	$10.00

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

Subsequent Measurement

The Subsequent measurement of the Public Warrants as of March 31, 2023 were classified as Level 2 due to the fact that the fair value was based on quoted market prices from an inactive market. At December 31, 2022, they were classified as Level 1 due to the use of an observable market quote in an active market under the ticker APMIW. At the subsequent measurement date of March 31, 2023 and December 31, 2022, the Private Placement Warrants were fair valued using the Black Scholes model. The fair value classification for Private Placement Warrants remain unchanged as Level 3 from their initial valuation.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2022	$133,333
Change in valuation inputs or assumptions(1)	400,000
Fair value as of March 31, 2023	$533,333

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.

NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

As indicated in the accompanying unaudited financial statements, as of March 31, 2023, we had $35,275 in cash and working capital deficit of $1,984,626. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Our entire activity from April 1, 2021 (inception) through March 31, 2023, was, except as noted above, related to organizational activities and those necessary to prepare for the IPO. Since the consummation of the IPO, our only business activities have been searching for a target for a business combination. As a result, we will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2023, we had net income of $503,776. We incurred $245,461 of general and administrative costs offset by a reversal of $513,289, which related to an over accrual of certain general and administrative costs from the prior year. In this period, we incurred $50,000 of a franchise tax expense. We had investment income of $1,627782 from investments held in the Trust Account and change in the fair value of our warrants that generated a loss of $1,000,000. The general and administrative expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the three months ended March 31, 2022, we had a net income of $1,936,589, which was comprised of general and administrative costs of $440,594, accrued income of $10,516 from investments in our Trust Account, $50,000 of franchise tax expense and $2,416,667 of unrealized gain on fair value changes of warrants. The general and administrative costs were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

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

As of March 31, 2023 the Company had $35,275 in its operating bank account and had a working capital deficit of $1,984,626. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants were estimated using a Black Scholes simulation model-based approach. The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of March 31, 2023 the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW (See Note 10).

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

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include any of the risk factors described in our Annual Report on Form 10-K filed with the SEC on May 2, 2023. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business, results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on May 2, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

 None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

Date: May 26, 2023	/s/ Dinakar Singh
Dinakar Singh
Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized and Principal Executive Officer)