Form 10-Q
period 2023-06-30
AxonPrime Infrastructure Acquisition Corp
filed 2023-08-15
CIK 1857662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 15,000,000 shares of the registrant’s Class A common stock and 3,750,000 shares of the registrant’s Class B common stock outstanding.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash	$35,275	$35,275
Prepaid insurance	10,809	293,582
Total current assets	46,084	328,857
Investments held in Trust Account	155,661,838	152,173,325
Total Assets	$155,707,922	$152,502,182

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$304,830	$475,434
Franchise tax payable	431,890	351,374
Accounts payable	451,374	674,985
Income tax payable	1,188,867	456,279
Due to related party	356,422	231,405
Total current liabilities	2,733,383	2,189,477
Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	250,000	333,333
Total Liabilities	8,233,383	7,772,810

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares subject to possible redemption at $10.29 per share at June 30, 2023, and $10.08 per share at December 31, 2022	154,305,400	151,265,672

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A Common Stock - $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	—	—
Class B Common Stock - $0.0001 par value; 50,000,000 shares authorized; 3,750,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	375	375
Additional paid-in capital	—	—
Accumulated deficit	(6,831,236)	(6,536,675)
Total Stockholders’ Deficit	(6,830,861)	(6,536,300)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$155,707,922	$152,502,182

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative costs (reversal)	$261,919	$479,990	$(5,909)	$920,584
Franchise tax expense	50,000	50,000	100,000	100,000
Loss from operations	(311,919)	(529,990)	(94,091)	(1,020,584)
Other Income:
Change in fair value of warrant liabilities	1,083,333	1,866,666	83,333	4,283,333
Income earned on investments in Trust Account	1,860,731	216,449	3,488,513	226,965
Net income before provision for income taxes	2,632,145	1,553,125	3,477,755	3,489,714
Provision for income taxes	390,754	-	732,588	-
Net Income	$2,241,391	$1,553,125	$2,745,167	$3,489,714
Weighted average Class A common stock outstanding, basic and diluted	15,000,000	15,000,000	15,000,000	15,000,000
Basic and diluted net income per share, Class A	$0.12	$0.08	$0.15	$0.19
Weighted average Class B common stock outstanding, basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000
Basic and diluted net income per share, Class B	$0.12	$0.08	$0.15	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
 UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,750,000	$375	$—	$(6,536,675)	$(6,536,300)
Accretion of Class A common stock to redemption amount	—	—	—	(1,299,487)	(1,299,487)
Net Income	—	—	—	503,776	503,776
Balance at March 31, 2023 (unaudited)	3,750,000	375	—	(7,332,386)	(7,332,011)
Accretion of Class A common stock to redemption amount	—	—	—	(1,740,241)	(1,740,241)
Net Income	—	—	—	2,241,391	2,241,391
Balance at June 30, 2023 (unaudited)	3,750,000	$375	$—	$(6,831,236)	$(6,830,861)

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	3,750,000	$375	$—	$(11,205,052)	$(11,204,677)
Net Income	—	—	—	1,936,589	1,936,589
Balance at March 31, 2022 (unaudited)	3,750,000	375	—	(9,268,463)	(9,268,088)
Net Income	—	—	—	1,553,125	1,553,125
Balance at June 30, 2022 (unaudited)	3,750,000	$375	$—	$(7,715,338)	$(7,714,963)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
Unaudited CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flow from operating activities:
Net income	$2,745,167	$3,489,714
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments in Trust Account	(3,488,513)	(226,965)
Change in fair value of warrant liabilities	(83,333)	(4,283,333)
Changes in operating assets and liabilities:
Prepaid expenses	282,773	319,093
Accounts payable	(243,095)	222,959
Accrued expenses	(170,604)	(89,208)
Franchise tax payable	100,000	100,000
Income tax payable	732,588	—
Due to related party	125,017	53,861
Net cash used in operating activities	—	(413,879)

Net change in cash	—	(413,879)
Cash at the beginning of the period	35,275	449,254
Cash at the end of the period	$35,275	$35,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2023

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

As of June 30, 2023, the Company had not yet identified or consummated a Business Combination. All activity for the period April 1, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below, and, since the closing of the Initial Public Offering, the Company’s search for Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

During the closing of the IPO, the Institutional Anchor Investors also purchased 650,000 shares of Class B common Stock from the Sponsor at the original purchase price of $0.003 per share (see Note 5). The Founder Shares (as defined in Note 5) will automatically convert into shares of Class A common stock at the time of the Company’s Business Combination on a one-for-one basis, subject to adjustment as provided in the Company’s final prospectus, dated August 12, 2021, as filed with the SEC on August 16, 2021 (“Final Prospectus”).

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

Liquidity and Going Concern

As of June 30, 2023, the Company has $35,275 in its operating bank account and working capital deficit of $2,687,299. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $121,000 pursuant to the Note issued to the Sponsor (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2023 and December 31, 2022, there was no written agreement in place for the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 17, 2023, to consummate the initial Business Combination. It is uncertain that the Company will be able to consummate the initial Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023.

Management has determined that the Company will not be able to consummate an initial business combination by August 17, 2023, and pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, the Company’s Board of Directors (the “Board”) has determined to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of the Company’s Class A Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of the Class A Common Stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the holders of the Company’s Class B common stock and the Board, liquidate and dissolve.

On August 15, 2023, each unit then outstanding will be separated into one share of Class A Common Stock and one-third of a redeemable warrant to purchase shares of Class A Common Stock. The Company expects that the last day of trading of the Company’s shares of Class A Common Stock, redeemable warrants and units (collectively, the “Securities”) on Nasdaq will be August 17, 2023. The Company expects that that Nasdaq will thereafter file with the SEC a Form 25 Notification of Removal from Listing and/or Registration (“Form 25”) to delist and deregister the Company’s Securities under Section 12(b) of the Exchange Act. As a result, the Securities will no longer be listed on Nasdaq. The Company thereafter intends to file a Form 15 Certification and Notice of Termination of Registration with the SEC, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated with respect to the Securities.

In order to provide for the disbursement of funds from the Company’s trust account, the Company will instruct Computershare Trust Company, N.A., as trustee, to take all necessary actions to liquidate the securities held in the trust account. The proceeds thereof, less $100,000 of interest to pay dissolution expenses and net of taxes payable, will be held in a trust operating account while awaiting disbursement to the holders of the Class A Common Stock (the “Redemption Amount”). All other costs and expenses associated with implementing the Company’s plan of dissolution will be funded from proceeds held outside of the trust account. The Company anticipates that (i) its shares of the Class A Common Stock, as well as its publicly traded units and warrants, will cease trading as of the close of business on August 17, 2023 and (ii) the Redemption Amount will be paid on or about August 21, 2023, to holders of the shares of the of the Class A Common Stock outstanding at the close of business on August 17, 2023, without any required action on their part, at which point such shares shall be deemed canceled and will represent only the right to receive the Redemption Amount. Following such redemption, the shares of the Class A Common Stock will no longer be outstanding and the Company’s warrants will expire in accordance with their terms upon the liquidation of the Company. Beneficial owners of the shares of the Class A Common Stock held in “street name,” will not need to take any action in order to receive their pro rata portion of the Redemption Amount. Holders of registered shares of the Class A Common Stock will need to present their respective shares of the Class A Common Stock to the Company’s transfer agent, Computershare Trust Company, N.A., to receive their pro rata portion of the Redemption Amount.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on May 2, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.  The Company’s effective tax rate was 14.85% and 21.06% for the three and six months ended June 30, 2023, respectively, and 0.00% for the three and six months ended June 30, 2022. The Company’s effective income tax rate differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of start-up costs.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is incorporated in the state of Delaware and is required to pay franchise taxes to the state of Delaware on an annual basis.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,333,333 shares of Class A common stock in the aggregate. At June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following tables reflect the calculation of basic and diluted net income per share (in dollars, except per share amounts):

	For the three months ended June 30, 2023		For the six months ended June 30, 2023
	Class A	Class B	Class A	Class B
EPS: Common Stock
Numerator:
Allocation of net income	$1,793,113	$448,278	$2,196,134	$549,033
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	15,000,000	3,750,000
Basic and diluted net income per share	$0.12	$0.12	$0.15	$0.15

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
EPS: Common Stock
Numerator:
Allocation of net income	$1,242,500	$310,625	$2,791,771	$697,943
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	15,000,000	3,750,000
Basic and diluted net income per share	$0.08	$0.08	$0.19	$0.19

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The fair value of the private warrants was estimated using a Black Scholes model-based approach (see Note 10). The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of June 30, 2023 and December 31, 2022, the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. The Company has not experienced losses on this account, however, any loss incurred or lack of access to such funds could have significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2023, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$151,265,672
Add:
Accretion of carrying value to redemption value	1,299,487
Class A common stock subject to possible redemption at March 31, 2023	152,565,159
Add:
Accretion of carrying value to redemption value	1,740,241
Class A common stock subject to possible redemption at June 30, 2023	$154,305,440

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On August 17, 2021, the Company sold 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000, and incurring offering costs totaling $8,703,625, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $453,625 of other offering costs. Each Unit consists of one of the Company’s Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

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

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. Following the expiration of the underwriter’s over-allotment option on September 26, 2021, 562,500 Founder Shares were forfeited by the Sponsor resulting in an aggregate amount outstanding of 3,750,000 Founder Shares as of June 30, 2023 and December 31, 2022.

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

In connection with the closing of the Initial Public Offering, the Sponsor sold 650,000 shares of Class B common stock to the Institutional Anchor Investors at the original purchase price of $0.003 per share.

In addition, certain investment funds managed by an affiliate of the Sponsor purchased an aggregate of 15,000,000 Units as part of the Initial Public Offering. These Units were sold at the public offering price of $10.00 per Unit, generating gross proceeds to the Company of $150,000,000.

Promissory Note — Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $121,000 under the Note. The Company fully repaid this balance on September 8, 2021. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding on the Note and it is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no such agreements for Working Capital Loans in place.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 and $60,000 in connection with such services for the three and six months ended June 30, 2023 and 2022, respectively, in formation costs and other operating expenses in the accompanying unaudited condensed statements of operations, and which remains included in accrued expenses in the balance sheets. As of June 30, 2023 and December 31, 2022, there were amounts of $180,000 and $120,000 in accrued administrative services, respectively.

Due to Related Party

The Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to pay expenses on behalf of the Company. As of June 30, 2023 and December 31, 2022, the total amount due to Sponsor was $356,422 and $231,405, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the closing date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these audited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 1, 2023, First Republic Bank, located in San Francisco, California, was closed by the California Department of Financial Protection and Innovation. The Company maintains cash balances at financial institutions which are currently within the FDIC insurance limit. Any failure of a depository institution to return any of deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to the Company’s invested cash and could adversely impact the Company’s operations, liquidity and operating results.

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

NOTE 7. WARRANT LIABILITIES

The Company accounts for the 8,333,333 warrants issued in connection with the Initial Public Offering (5,000,000 Public Warrants and 3,333,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, of par value $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding (excluding 15,000,000 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue up to 50,000,000 shares of Class B common stock, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 3,750,000 shares of Class B common stock issued or outstanding.

On April 9, 2021, one of the Company’s founders purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On April 19, 2021, the founder shares were assigned to the Company’s sponsor for the same purchase price that was initially paid by one of the Company’s founders.

On July 6, 2021, the Sponsor surrendered an aggregate of 4,312,500 shares of Class B common stock for no consideration, which were cancelled resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding as of such date. Of the 4,312,500 shares of Class B common stock, an aggregate of 562,500 shares was subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Private Placement Shares and assuming the initial stockholders do not purchase any Class A common stock in the Initial Public Offering). Also on July 6, 2021, the Sponsor transferred an aggregate of 25,000 shares of Class B common stock to each of the Company’s independent director nominees (75,000 shares in total) at their original purchase price.

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

Following the expiration of the underwriter’s over-allotment option, an aggregate of 3,750,000 founder shares were issued and outstanding as of June 30, 2023 and December 31, 2022, (reflecting the forfeiture by the Sponsor of 562,500 founder shares).

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

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. Accordingly, as of  June 30, 2023 and December 31, 2022, 15,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$155,661,838	$152,173,325
Liabilities:
Private Placement Warrants	3	$100,000	$133,333
Public Warrants	2	$150,000	$-
Public Warrants	1	$-	$200,000

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

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

Subsequent Measurement

The subsequent measurement of the Public Warrants as of June 30, 2023 were classified as Level 2 due to the fact that the fair value was based on quoted market prices from an inactive market. At December 31, 2022, they were classified as Level 1 due to the use of an observable market quote in an active market under the ticker APMIW. At the subsequent measurement date of June 30, 2023 and December 31, 2022, the Private Placement Warrants were fair valued using the Black Scholes method. The fair value classification for Private Placement Warrants remains unchanged as Level 3 from their initial valuation.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2022	$133,333
Change in valuation inputs or assumptions(1)	400,000
Fair value as of March 31, 2023	533,333
Change in valuation inputs or assumptions(1)	(433,333)
Fair value as of June 30, 2023	$100,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statements of operations.

The key inputs into the Black Scholes model for the Private Placement Warrants were as follows:

Input	June 30, 2023	December 31, 2022
Risk-free interest rate	5.43%	4.51%
Expected term (years)	0.26	1.70
Expected volatility	2.80%	4.90%
Exercise price	$11.50	$11.50
Stock price	$10.28	$10.00

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

NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the condensed balance sheet date through the date the unaudited condensed financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the following:

On August 10, 2023, the Company announced that it will not be able to consummate an initial business combination by August 17, 2023.  Accordingly, promptly after August 17, 2023, the Company intends to liquidate in accordance with the provisions of its Second Amended and Restated Certificate of Incorporation.

On August 15, 2023, each unit then outstanding will be separated into one share of Class A Common Stock and one-third of a redeemable warrant to purchase shares of Class A Common Stock (the “Redeemable Warrants”). It is currently expected that record holders as of August 17, 2023 will receive their pro rata portion of funds (less taxes and up to $100,000 of interest to pay dissolution expenses) from the Trust Account of the Company on or about August 21, 2023. The Company’s Sponsor waived its liquidation rights with respect to its outstanding common stock issued prior to the Company’s initial public offering. There will be no liquidating distributions with respect to the Company’s Redeemable Warrants. The Company expects that the last day of trading of the Company’s shares of Class A Common Stock, Redeemable Warrants and units on the Nasdaq Stock Market LLC will be August 17, 2023.

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

As indicated in the accompanying unaudited financial statements, as of June 30, 2023, we had $35,275 in cash and working capital deficit of $2,687,299.

Liquidation, Dissolution and Winding up of the Company and Redemption to Holders of Class A Common Stock

Management has determined that the Company will not be able to consummate an initial business combination by August 17, 2023, and pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, the Company’s Board of Directors (the “Board”) has determined to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of the Company’s Class A Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of the Class A Common Stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the holders of the Company’s Class B common stock and the Board, liquidate and dissolve.

On August 15, 2023, each unit then outstanding will be separated into one share of Class A Common Stock and one-third of the warrants. We expect that the last day of trading of the Class A Common Stock, warrants and units (collectively, the “Securities”) on the Nasdaq will be August 17, 2023. We expect that Nasdaq will thereafter file with the SEC a Form 25 Notification of Removal from Listing and/or Registration (“Form 25”) to delist and deregister the Company’s Securities under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Securities will no longer be listed on Nasdaq. The Company thereafter intends to file a Form 15 Certification and Notice of Termination of Registration with the SEC, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated with respect to the Securities.

In order to provide for the disbursement of funds from our trust account, we will instruct Computershare Trust Company, N.A., as trustee, to take all necessary actions to liquidate the securities held in the trust account. The proceeds thereof, less $100,000 of interest to pay dissolution expenses and net of taxes payable, will be held in a trust operating account while awaiting disbursement to the holders of the Class A Common Stock (the “Redemption Amount”). All other costs and expenses associated with implementing our plan of dissolution will be funded from proceeds held outside of the trust account. The Company anticipates that (i) its shares of the Class A Common Stock, as well as its publicly traded units and warrants, will cease trading as of the close of business on August 17, 2023 and (ii) the Redemption Amount will be paid on or about August 21, 2023, to holders of the shares of the Class A Common Stock outstanding at the close of business on August 17, 2023, without any required action on their part, at which point such shares shall be deemed canceled and will represent only the right to receive the Redemption Amount. Following such redemption, the shares of the Class A Common Stock will no longer be outstanding and the warrants will expire in accordance with their terms upon our liquidation. Beneficial owners of the shares of the Class A Common Stock held in “street name,” will not need to take any action in order to receive their pro rata portion of the Redemption Amount. Holders of registered shares of the Class A Common Stock will need to present their respective shares of the Class A Common Stock to the Company’s transfer agent, Computershare Trust Company, N.A., to receive their pro rata portion of the Redemption Amount.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO, and, since the closing of our Initial Public Offering, our search for business combination candidates. On August 17, 2021, we consummated our IPO of 15,000,000 Units, as described below under “—Liquidity and Capital Resources.” Subsequent to our IPO, we have not generated, and will not generate, any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds of the IPO and the Private Placement (as defined herein). There has been no significant change in our financial or trading position since the date of our unaudited condensed financial statements included in our Quarterly Report on Form 10-Q filed with the SEC on November 18, 2021. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for due diligence expenses.

Our entire activity from April 1, 2021 (inception) through June 30, 2023, was, except as noted above, related to organizational activities and those necessary to prepare for the IPO. Since the consummation of the IPO, our only business activities have been searching for a target for a business combination. As a result, we will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2023, we had net income of $2,241,391. We incurred $261,919 of general and administrative costs and $50,000 of a franchise tax expense. We had investment income of $1,860,731 from investments held in the Trust Account and $1,083,333 of unrealized gain on fair value changes of warrants. The general and administrative expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

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

For the six months ended June 30, 2023, we had a net income of $2,745,167. We incurred $507,380 of general and administrative costs offset by a reversal of $513,289, which related to an over accrual of certain general and administrative costs from the prior year. In this period, we incurred $100,000 of franchise tax expense. We had investment income of $3,488,513 from investments held in the Trust Account and change in fair value of our warrants that generated $83,333 of unrealized gain. The general and administrative costs were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

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

As of June 30, 2023 the Company had $35,275 in its operating bank account and had a working capital deficit of $2,687,299. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 17, 2023, to consummate the initial Business Combination. It is uncertain that the Company will be able to consummate the initial Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023. See Note 11 – Subsequent Events on the plan to liquidate on August 17, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

Commitments and Contractual Obligations

Administrative Services Agreement

On August 12, 2021, we entered into an Administrative Services Agreement pursuant to which we have been paying our Sponsor or an affiliate of our Sponsor a total of $10,000 per month and will continue to pay this amount for up to 24 months in total, for administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants were estimated using a Black Scholes model-based approach. The measurements of fair market value of the Public Warrants were initially estimated using a Monte Carlo simulation model-based approach. As of June 30, 2023 the Public warrants are calculated based on the market price of the Public Warrants, which trade under the ticker symbol APMIW (See Note 10).

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

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current chief executive officer, who is currently our interim principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

None

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1
Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXONPRIME INFRASTRUCTURE ACQUISITION CORPORATION
Date: August 15, 2023	/s/ Dinakar Singh
Dinakar Singh
Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized Principal Executive Officer and Principal Accounting and Financial Officer)